Form 10KSB
period 2006-12-31
American Business Holdings, Inc
filed 2007-03-28
CIK 1355835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-132429

AMERICAN BUSINESS HOLDINGS INC.
Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1223 Wilshire Boulevard, Suite 851 Santa Monica CA	90403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(310) 395-7123

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. $4,807,684

Aggregate market value of the Common Stock held by non-affiliates of the Company as of December 31, 2006: 8,200,000

Number of shares of the registrant’s common stock outstanding as of March 28, 2007: 82,000,000 shares of Common Stock

TABLE OF CONTENTS

Part I

Item 1.	Description of Business.

Item 2.	Description of Property.

Item 3.	Legal Proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Item 6.	Management’s Discussion and Analysis or Plan of Operations.

Item 7.	Financial Statements.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 8A.	Controls and Procedures.

Item 8B.	Other Information.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Item 10.	Executive Compensation.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 12.	Certain Relationships and Related Transactions.

Item 13.	Exhibits.

Item 14.	Principal Accountant Fees and Services.

Signatures

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “BMSTA”, or "Company" refer to the consolidated operations of American Business Holdings, Inc.., a Delaware corporation, and its wholly owned subsidiaries.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of the Company discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I
Item 1.    Description of Business.

General

We were incorporated as a Delaware Corporation on September 9, 2004 as a holding vehicle to own and control textile and plastic packaging companies in Central and East Africa. On September 12, 2004, we completed a Stock Purchase Agreement and Share Exchange in which we purchased all of the outstanding membership shares in Tissakin Ltd., a Democratic Republic of Congo Corporation, so that Tissakin Ltd. became our wholly owned subsidiary. Now, through our wholly owned subsidiary, Tissakin Ltd., (“Tissakin”) we are a manufacturer of bags for packaging agricultural products in the Democratic Republic of Congo.

Tissakin was established in 1952 as Tissaco by FICO (Financing and Commercialization of Fiber), a Belgian holding company that invested heavily in what was then the Belgian Congo. The company’s name was changed to Tissakin after 1960 when the Belgian Congo gained independence. Tissakin expanded its operations in 1997 by purchasing plant, property and equipment, and establishing a factory for making packaging bags from natural jute fiber, polypropylene and polyethylene. In 2000, Tissakin purchased a polypropylene/polyethylene recycling machine from Taiwan, and its installation has significantly reduced manufacturing costs.

Products and Services

In the DRC, Tissakin is the manufacturer of bags for packaging agricultural products. Tissakin’s bags are made of jute, and from polypropylene and polyethylene granules. Tissakin purchases 65% of its jute from local sources and 35% from Bangladesh. Most polypropylene and polyethylene is purchased from South Africa because of favorable freight charges. Some granules are purchased from Belgium, Spain, France, Malaysia, South Korea, Brazil, Indonesia and the United States.

Competition

International regulations require that coffee, cacao, and tobacco be packed and exported in jute bags. In this, Tissakin is the only jute factory in the DRC.

There is one other manufacturer of polypropylene bags in the DRC, however, Tissakin has a secured an advantageous market position because of brand recognition in the DRC. Competitive polypropylene bags are manufactured in China, India, Zambia, and Zimbabwe. However, such foreign-based manufacturers have been subject to interruptions in the supply-chain. Because Tissakin is a DRC company, it does not face the same uncertainties and risks associated with importing. Additionally, Tissakin’s pricing policy for its polypropylene bags is to match or better its competitors’ prices.

Tissakin established the polyethylene product line as a vertical integration to produce liners for use in its polypropylene bags. Over 70% of Tissakin’s polyethylene production becomes liners for Tissakin’s polypropylene bags; the remaining capacity is used to produce plastic bags for such established clients as the local hotels and other shopping marts.

Significant Clients

During the year ended December 31, 2006, the following were Tissakin’s significant clients:

1.	Compagnie Sucriere de Kwilu Ngongo (CSKN), a Belgian owned local sugar producer with corporate offices in Brussels. CSKN buys nearly 15% of Tissakin’s annual production of bags.
2.
Midema is the largest flourmill in the DRC and is the second largest client of Tissakin. The Seaboard Corp., a US company with corporate offices in the vicinity of Washington, D.C, owns Midema. Midema accounts for 15% of our sales.

3.	CILU, a Belgian-owned cement factory is approximately 10% of our sales
4.	CDI BWAMANDA, a Vatican-financed company dealing in agricultural products, is approximately 10% of our sales.
5.
Other clients of Tissakin include the United Nations Development Program (UNDP), UNHCR, and the European Community. All are important clients for Tissakin as there are numerous United Nations and EEC-sponsored agricultural programs in the DRC. These combined account for about 25% of our sales.

The above-mentioned customers purchased over 60% of Tissakin’s production during the year ended December 31, 2006. The remaining production was sold to small local agricultural producers in various parts of the country as well as various agricultural projects sponsored by the Congolese Government under their National Service and Strategic Governmental Reserves programs such as the World Food Program and CTB, which is the Belgium Government aid organization.

Suppliers

Tissakin maintains a strict policy of not having any contractual agreements with any raw material suppliers. This gives us flexibility in terms of negotiating the best price and quality for our raw material with any supplier we chose. We do not have any long term contracts, they are terminable at will, without any material termination clauses. We deal in the spot market with brokers or direct suppliers on a as needed basis.

Employees

Syed Irfan Husain, our President, Chief Executive Officer, and Chief Financial Officer is our sole employee. However, our wholly owned subsidiary, Tissakin, employs 235 workers. From time to time, Tissakin also engages daily hires to help out with non-production related chores such as offloading raw material or other menial labor.

Governmental Regulations

There are no governmental approvals necessary to conduct our current business and the consulting industry is not generally subject to any governmental regulation. Although this permits us to provide our services without the time and expense of governmental supervision it also allows competitors to more easily enter this business market.

Subsequent Events
On March 9, 2007, the Company effectuated a 10-1 forward split of its issued and outstanding which increased the Company’s outstanding shares from 8,200,000 shares to 82,000,000 shares.

Item 2.  Description of Property.

 We currently use the offices of management at 1223 Wilshire Boulevard, Suite 851, Santa Monica CA 90403. This office space is leased to us for $500 per month on a month to month basis. We believe that this space is sufficient and adequate to operate our current business.

We also own property, plant and equipment located in the Democratic Republic of Congo, in the City of Kinshasa. The company maintains an on premise repair, maintenance and machine shop managed by engineers, to keep all production equipment in working order. This shop also maintains the property, building and plant in working order and does repairs and upkeep as needed as well as plant expansion and upgrades. Overall the condition of the property, plant and equipment is maintained in working order and is kept in good condition.

Item 3.  Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

None
PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

There is presently no public market for our common stock. We anticipate applying for trading of our common stock on the over the counter bulletin board upon the effectiveness of the registration statement of which this prospectus forms apart. However, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.

Holders

As of March 28, 2007, in accordance with our transfer agent records, we had 44 record holders of our Common Stock, holding 82,000,000 shares. On March 9, 2007, the Company effectuated a 10-1 forward split of its issued and outstanding which increased the Company’s outstanding shares from 8,200,000 shares to 82,000,000 shares.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

On September 12, 2004, we issued a total of 8,000,000 shares of our common stock to the following individuals: (i) 6,448,000 shares of our common stock to Sayed Idris Husain; (ii) 776,000 shares of our common stock to Sayed Imran Husain; and, (iii) 776,000 shares of our common stock to Sayed Ifran Husain. Such shares were issued pursuant to the Stock Purchase Agreement and Share Exchange between us and Tissakin, Ltd. in which we acquired all of the issued and outstanding membership shares, consisting of 216,000 of such shares, of Tissakin, Ltd. and were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, each shareholder had the necessary investment intent as required by Section 4(2) since each agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In December 2004, we completed a Regulation D, Rule 506 Offering in which we issued a total of 245,000 shares of our common stock to a total of 41 investors at a price per share of $.20 for an aggregate offering price of $40,000.

The following sets forth the identity of the class of persons to whom we sold these shares and the amount of shares for each shareholder:

Shareholder	Number of Shares Purchased
Allotta, Nick	5,500
Anklesaria, Neville A.	6,000
Carrigan, Aileen	2,500
Carrigan, Patrick E.	5,000
Carrigan, Richard S.	2,500
Dadlani, Trith	8,000
Day, Trent	2,750
Ebeling, Mit	5,000
Ervine, Shireen	7,000
Ford, James B.	12,500
Frey, Richard	2,000
Geisbauer, Anthony	2,500
Hunter, Adrianna R.	2,875
Juarez, Hector M.	2,500
Khan, Samar	3,000
Kughn, John C.	5,000
Kundson, William	2,750
Marhefka, David G.	10,000
Marquez, Charles	2,500
Mehta, Deepak R.	8,500
Miller, Dennis L.	2,500
Moore, Dale M.	10,000
Orslock, Mark	2,500
Otto, Amy D.	7,500
Schilcher, Carol K.	10,000
Scoby, Aaron	7,500
Seebeck, Melody A.	6,000
Srichai, Bussaya	3,000
Srichai, Montri	3,750
Staehr, Jirawan	2,500
Staehr, Steven	4,125
Starut, Jirasauk	3,500
Starut, Tidd	5,000
Sterner, Shane	2,500
Stidham, Mark	5,000
Turner, David	2,500
Vahosky, John A.	5,000
Vargo, Brian	2,500
Vidan-Peled, Yaron	8,500
Whelton, Gloria	5,000
Wright, Diane L.	2,750

The Common Stock issued in our Regulation D, Rule 506 Offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.In accordance with Section 230.506 (b)(1) of the Securities Act of 1933, these shares qualified for exemption under the Rule 506 exemption for this offerings since it met the following requirements set forth in Reg. ss.230.506:

(A)	No general solicitation or advertising was conducted by us in connection with the offering of any of the Shares.

(B)
Each investor received a copy of our private placement memorandum and completed a questionnaire to confirm that they were either “accredited” or “sophisticated” investors as defined in Rule 501 of Regulation D. Of the 41 subscribers, 6 were “accredited investors” and 35 were “sophisticated investors.” Each sophisticated investor completed a questionnaire confirming that such investor has such knowledge and experience in financial and business matters that he/she is capable of evaluating the merits and risks of the prospective investment.

(C)	Our management was available to answer any questions by prospective purchasers;

(D)	Shares issued in connection with in this offering were restricted under Rule 4(2) and certificates indicating ownership of such shares bore the appropriate legend.

Please note that pursuant to Rule 506, all shares purchased in the Regulation D Rule 506 offering completed in December 2004 were restricted in accordance with Rule 144 of the Securities Act of 1933.

Item 6.  Management’s Discussion and Analysis or Plan of Operations.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

 We were incorporated as a Delaware Corporation on September 9, 2004 as a holding vehicle to own and control a textile and plastic packaging company in Central and East Africa. On September 12, 2004, we completed a Stock Purchase Agreement and Share Exchange in which we purchased all of the outstanding membership shares in Tissakin Ltd., a Democratic Republic of Congo Corporation, so that Tissakin Ltd. became our wholly owned subsidiary.

Through its wholly owned subsidiary, Tissakin Ltd., we are a manufacturer of bags for packaging agricultural products in the Democratic Republic of Congo. The bags are made of jute and polypropylene and polyethylene granules. The comparative results of business activity discussed are that of American Business Holdings Inc. and its subsidiary, Tissakin for the years ended December 31, 2005 and 2004 and the quarters ended June 30, 2006 and June 30, 2005.

The demand for our products has been growing every year for the last several years. There is substantial amount of aid that is being donated to the D.R. Congo from institutions such as the World Bank, International Monetary Fund as well as direct aid from USA and the European Community. A large percent of this aid is for agricultural and infrastructure projects. Tissakin, being an agricultural packaging company in the D. R. Congo, is in an position to benefit directly from the increased agricultural production that will derive from this aid. We feel there’s an need to initially double our capacity from a production of 15 million bags per year to 30 million.. Therefore, our ability to achieve our business objectives is contingent upon our success in raising additional capital to enter new markets and then rely on cash flows from operations for future growth

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

We will focus on striking more sales agreements. Based on the increase in our market, we believe we should expand our operations in related plastic fields as well as continue to reinvest in our core business of sack production. We have identified two areas for investment/expansion.

The first area we have identified is our core business of sack production. Based on the fact that we have to import bags to meet the demands of our customer, we feel that we have room to grow our core business to meet demand. The past years of neglect and civil wars have taken their toll on the agricultural sector. But with the infusion of direct monetary and material aid, the prospects for the agricultural sector look more promising than at any time in this nation’s history.

We need to keep pace with the increasing demand for bags as the agricultural output increases in the D.R. Congo. If we allow demand to surpass our ability to supply, we risk competition from imports from India and China. In order to meet increasing demand, we believe that we need to double our existing capacity to at least 30 million bags per year.

In order to achieve this objective, we will need to purchase 6-8 looms at an approximate cost of $150,000. We will also need to hire an additional 100 workers. Our raw material consumption and cost will also rise but these costs will be offset by the increase in sales.

Another area we’ve identified for diversification is in blow-molding. There’s a large demand for 1-4 liter, 4-liter, 5-liter, 20-liter, and 30-liter plastic jerry cans. In Oct 2005, Tissakin already set up a small scale project to test the market with Taiwanese machines. In its first few months of operation, we’ve managed to procure a contract to supply the European oil company, TOTAL, with 1-liter and 4-liter jerry cans and the local market with our own model of 5-liter jerry cans. With the order from TOTAL, Tissakin is already over its capacity. Towards, the middle of 2006, we’ll have to double the capacity of our blow molding section.

The second area for investment/expansion is plastic containers. We are forecasting an increase in the production of palm oil in the DRC. Palm oil is the main ingredient in all Congolese cooking and is packaged in 5-liter plastic “jerry cans.”  There is also an increasing need for potable drinking water for the population. Many companies are now in the business of providing clean drinking water locally. Both of these products need to be packed in 5-liter containers for easy handling. The management at Tissakin has already set up a primary production unit for the 5-liter jerry cans and besides supplying to the local companies producing oil and water, we provide 1 liter and 4 liter jerry cans to a European oil company, Total/Fina. We feel that the existing capacity is not enough to supply the local oil and water producers as well as Total/Fina and will have to increase the capacity in 2006.

Our machines can make up to 5-liter jerry cans which are what the local market absorbs the most. A blow molding machine of 5-liter jerry cans can produce bottles of 500ml to jerry cans of 5-liter. There are no changes required to the machine. The changes are only in the mold in that a 1-liter mold is smaller than a 5-liter mold and thus the changes are mostly in cycle time and the adaptations that come incorporated in the mold to allow a machine of 5-liter to produce a smaller item. The cycle time refers to the time required to produce one unit. The cycle time for a 5-liter jerry can may be around 45 seconds whereas for a 1-liter, it may be around 15 seconds. Our machines also have a built in quality control device which allows us to not only adjust the cycle time but also to pick the areas of the mold where we want to inject more material or less.

Tissakin needs to double its existing capacity of sack production. The cost per loom, is approximately Usd 20.000 and we estimate that we will need to add 6-8 looms.

Tissakin will need to add to its capacity of blow-molding. The existing capacity of only one blow-molding extruder is insufficient as almost 60% of this capacity is already used up by one client alone, namely Total/Fina Oil Company. The remaining 40% capacity is insufficient to satisfy the demand for 5-liter jerry cans. We feel the need to add another blow-molding machine of 1-liter to 5-liter capacity and another machine that will produce jerry cans of 10-liter, 20-liter, and 30-liters. The cost of the 5-liter machine is approximately Usd 250.000 and the larger capacity machine will be approximately Usd 400.000. The 5-liter mold will cost approximately Usd 15.000 and the 10, 20, and 30-liter molds cost approximately Usd 25,000, Usd

In order to increase our capacity, we will attempt to raise capital from sale of our common stock, business lines of credit, and loans from investors, shareholders or management, and/or joint venture partners. At present, we have no financing agreements with any institutions. Management will use its best efforts to raise the additional funds carry out the planned program but there is significant risk that we may not secure the necessary funding.

Revenues

For the year ended December 31, 2006 our revenue increased by   $1,010,346 to $4,807,6804  as compared to $3,797,338 for the year   ended December 31, 2005. The increase is due to an increase in overall sales of our main product line, ie. polypropylene bags, as well as plastic sachets and an increase in sales of our new Product lines like Water/Oil jerry cans. . One of our major existing customers to whom the sales have increased during the year is B.T.C.(Belgian Technical Co-operation). This is due to increase in agricultural aid from Belgian Govt. to Congo.

We were able to take advantage of increase in demand by increasing the selling price of our products to new customers. Ministry of Agriculture, Govt. of Republic of Congo is our new client, which started buying our products in year 2006.

Total Expenses

Cost of Sales increased from $3,498,253 for the year ending   December 31, 2005 to $4,126,520 for the year ending December 31,  2006, an increase of $628,267.

General and administrative expense which includes office expenses, travel and entertainment, and professional fees increase from $251, 483 for the year ended December 31, 2005 to $555,135 for the year ended December 31, 2006.   Non depreciation General and Administrative expenses increased from $41,885 for the year ended   December 31, 2005 to $343,672 for the year ended December 31, 2006. The increase in our general and administrative expenses was due to additional expenses required in order to become a publicly traded company, and remain in compliance with all reporting requirements. These additional expenses include traveling cost, legal and accounting fees, auditing fees and professional fees associated with obtaining public listing. The general and administrative overheads also include travel and entertainment cost regarding other overseas business trips which were incurred in the process of our company’s public listing.

Net Income

Our net income from operations increased from $25,761 for the   fiscal year ending December 31, 2005 to $68,984 for the year ended  December31, 2006.  The increase in Net Income was due to an   increase in revenues and gross margins.

Liquidity and Capital Resources

We raised $40,000 in a private placement in December 2004 and have a cash balance at December 31, 2006 of $1,055,497. These funds, as well as our business activity, will allow us to have positive cash flows for the current year.

We have historically satisfied our cash requirements through revenues, short term financings, and issuance of common stock for cash. We anticipate that cash requirements will continue to increase as we continue to expend resources to build infrastructure, pursue additional markets, and establish support and administrative organizations. At present, we have no lines of credit or any financing agreements in place. The company believes that any long term or short term liquidity needs are sufficiently met by our cash balance in the company. We intend to fund any material expenses for capital expenditures with our cash balance.

In March, 2006 the Company filed a registration statement with the SEC which was declared effective in February 2007 registering shares of Common Stock issued to investors in connection with the private placement in December 2004.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7.    Financial Statements.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

Financial Statements Table of Contents

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of American Business Holding Corporation as of December 31, 2006 and December 31, 2005 and the related statements of operations, stockholders’ equity, and cash flows for the twelve months then ended. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Business Holding Incorporated at December 31, 2006 and December 31, 2005 and the results of its operations and its cash flows for the twelve months then ended in conformity with U.S. Generally Accepted Accounting Principles.

Gately & Associates, L.L.C.
Altamonte Springs, FL
March 27, 2007

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and December 31, 2005

ASSETS

CURRENT ASSETS	12/31/06	12/31/05

Cash	$1,055,497	$879,925
Accounts Receivable	1,659,191	1,263,328
Inventory	1,446,751	1,218,754

Total Current Assets	4,161,439	3,362,007

PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment	32,650,535	32,524,412
Less: Accumulated Depreciation	(11,262,957)	(10,171,491)

Total Property & Equipment	21,387,578	22,352,921

TOTAL ASSETS	$25,549,017	$25,714,928

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$104,532	$339,077
Accrued expenses	4,682	5,032

Total Current Liabilities	$109,214	$344,109

OTHER LIABILITIES

Customer Deposits	1,639	1,639

Total Other Liabilities	$1,639	$1,639

TOTAL LIABILITIES	$110,853	$345,748

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value;
Authorized: 25,000,000 shares
Issued & Outstanding: 8,200,000 shares	8,200	8,200
Additional paid in capital	23,031,800	23,031,800
Retained earnings	2,398,164	2,329,180

Total Stockholder's Equity	25,438,164	25,369,180

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$25,549,017	$25,714,928

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the twelve months ending December 31, 2006 and 2005

	12/31/06	12/31/05

REVENUE	$4,807,684	$3,797,338

COST OF REVENUE	4,126,520	3,498,253

GROSS PROFIT OR (LOSS)	681,164	299,085

GENERAL AND ADMINISTRATIVE EXPENSES	555,135	251,483

OPERATING INCOME	126,029	47,602

INCOME TAX EXPENSE	57,045	21,841

NET INCOME OR (LOSS)	$68,984	$25,761

Earnings (loss) per share, basic and diluted	$0.01	$0.00

Weighted average number of common shares	8,200,000	8,200,000

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS' EQUITY
As of December 31, 2006

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Balance, December 31, 2003	8,000,000	$8,000	$22,992,000	$2,337,801	$25,337,801

Distributions				(54,847)	(54,847)

Stock issued for cash during
December 2004 for $0.20 per
share	200,000	200	39,800		40,000

Net income (loss)	-	-	-	20,465	20,465

Balance, December 31, 2004	8,200,000	8,200	23,031,800	2,303,419	25,343,419

Net income (loss)	-	-	-	25,761	25,761

Balance, December 31, 2005	8,200,000	8,200	23,031,800	2,329,180	25,369,180

Net Income (loss)	-	-	-	68,984	68,984

Balance, December 31, 2006	8,200,000	8,200	23,031,800	2,398,164	25,438,164

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the twelve months ending December 31, 2006 and 2005

CASH FLOWS FROM OPERATING ACTIVITIES	12/31/06	12/31/05

Net income (loss)	$68,984	$25,761

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Depreciation	1,091,465	1,073,718
Increase (Decrease) in Accounts Receivable	(395,863)	(341,896)
Increase (Decrease) in Inventory	(227,997)	(601,453)
(Increase) Decrease in Accounts Payable	(234,545)	(15,691)
(Increase) Decrease in Accrued Expenses	(350)	1,948
Increase (Decrease) in Customer Advances	-	1,505

Total adjustments to net income	232,710	118,131

Net cash provided by (used in) operating activities	301,694	143,892

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for Property, Plant & Equipment	(126,123)	(237,227)

Net cash flows provided by (used in) investing activities	(126,123)	(237,227)

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-

Net cash provided by (used in) financing activities	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	175,572	(93,335)
Cash - beginning balance	879,925	973,260

CASH BALANCE END OF PERIOD	$1,055,497	$879,925

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Industry:
American Business Holding Corporation (the Company) was incorporated on September 9, 2004 in the State of Delaware with its resident agent located in Delaware. The Company’s fiscal year end is December 31, a calendar year. During September of 2004 the Company commenced operations with the acquisition of Tissakin Ltd. (the Subsidiary). The Parent Company issued 8,000,000 shares of its common stock in exchange for all of the 216,000 outstanding shares of the Subsidiary.

The Subsidiary was incorporated in 1947 at Kinshasa, the then Belgian Congo under the name Tissaco Ltd. During the year 1960 the name was changed to Tissakin Ltd. The Subsidiary is engaged in the manufacturing and sale of bags for mainly agricultural packaging in the Democratic Republic of Congo since 1998. The Subsidiary is the principal manufacturer of bags for agricultural packaging in a country that produces coffee, cacao, manioc, rice, sugar, maize, corn flour as well as tea and tobacco. The country’s climate is tropical, yet mild, which allows for continuous agricultural production throughout the year.

Cash and Cash Equivalents:
The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Functional Currency:
All amounts in the Company’s financial statements and related footnotes are stated in U.S. Dollars. The Company had no significant gains or losses from foreign currency transactions and no material adjustments to the financial statements for translation adjustments. The functional currency of the Company is U.S. Dollars, but the Company does keep minimal amounts in the local currency for transactions on a day to day basis in a country that uses U.S. Dollars as well as its currency. The Company reviews its compliance with Statement of Financial Accounting Standards (SFAS) n° 52 on a quarterly basis.

Basis of Accounting:
The Company’s financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Revenues and expenses associated with the manufacture of packaging and sale are accounted for as revenue and expense when sold. No extended warranties exist.

Estimates and adjustment-The Company’s management is of the opinion that all estimates and adjustment have been made in accordance with Generally Accepted Accounting Principles in order for the financial statements to not be misleading.

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Accounting Acquirer - Prior to the acquisition of the Subsidiary, the Company was a non-operating corporation with nominal assets in the form of cash. The owners and management of the Subsidiary, a private operating company, have operating control of the Company as a result of the transaction. Therefore, this transaction is a capital transaction in substance, rather than a business combination, in the form of a share exchange.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

That is, the transaction is equivalent to the issuance of stock by a private company, the Parent, for the stock of the subsidiary which resulted in a re-capitalization of the Parent Company. The accounting is identical to that resulting from a reverse acquisition, except no goodwill or other intangible assets are recorded. Because the Subsidiary Company is essentially then treated as the acquirer for accounting purposes, the equity accounts are adjusted for the share exchange and carried forward. Prior accumulated deficits of the Parent Company are adjusted to additional paid in capital therefore carrying forward the accumulated deficit or earnings of the Subsidiary Company.

Revenue Recognition:
Revenues resulting from the manufacture of packaging are recognized when sold. A deferred revenue account has been established in the financial statements for deposits given in advance of sale.

Inventory:
Inventory is accounted for at lower of standard cost or market. The Company starts with standard cost approximating the weighted average cost basis with direct labor, direct materials and production overhead applied. Overhead applied is that of the production facility and does not include general and administrative costs of its administration office. There are no unusual or significant purchase commitments nor are there liens against and pledges of inventories. The Company does not hold an allowance for a decline in value to market value as the Company has never had to reduce its inventory value below its cost. There also has been no significant market declines subsequent to the date of these financial statements.

Long-lived Assets:
Long lived assets, including property and equipment and certain intangible assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. Measurement of an impairment loss is based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Property and Equipment are first recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows:

Computer equipment	3 years
Vehicles	5 years
Furniture and fixtures	7 years
Plant and plant machinery	15 years
Office and industrial buildings	25 years

Maintenance and repairs, as incurred, are charged to expense. Betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts; gain or loss on the disposition thereof is included as income.

Income Taxes:
The Parent Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Currently, the Company has no U.S. tax responsibility to account for in the financial statements. To this date the Parent Company has had no operating activity and therefore has no tax liabilities or assets.

The Subsidiary Company records tax expense in accordance with the tax laws of the Democratic Republic of the Congo and has no other tax liabilities.

Fair Value of Financial Instruments:
The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other liabilities. The carrying amount of long-term debt, if used, to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities, currently, the Company has no long-term obligations.

Earning Per Share:
Basic earnings per share (EPS) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) n° 128, Earnings per Shares. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Concentrations of Risk:
Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions. These financial institutions are not insured by the FDIC.

Only one customer represents more than 10% of the Company’s total sales.

2. Accounts Receivable:

Accounts receivable historically have been immaterial for bad debts to be accounted for by the Company. The Company’s management has decided that an allowance is not necessary.

3. Inventories:

Major categories of inventories are as follows:

Year	December 2006	December 2005

Raw materials	$1,076,009	$900,754
Work in process	153,335	127,200
Finished goods	217,407	190,800

Total	$1,446,751	$1,218,754

4. Property, Plant and Equipment:

As of December 31, 2006, Property, plant and equipment are accounted for as follows:

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

	Cost	Accumulated Depreciation	Net value
Land	$8,467,920	$0	$8,467,920
Industrial buildings	5,818,343	1,994,921	3,823,422
Office building	719,712	261,156	458,556
Residential buildings	5,171,160	1,785,454	3,385,706
Vehicles	339,740	302,740	0
Plant and machinery	11,856,434	6,175,540	5,596,391
Computer and software	57,595	57,595	0
Office furniture and fixtures	34,272	34,272	0
Residential furniture & fixtures	185,359	185,359	0
Total	$32,529,032	$10,543,234	$21,731,995

Included in cost of sales is depreciation expense of $880,002 and included in general and administrative expense is depreciation expense of $211,463.

As of December 31, 2005, Property, plant and equipment are accounted for as follows:

	Cost	Accumulated Depreciation	Net value
Land	$8,467,920	$0	$8,467,920
Industrial buildings	5,818,343	1,811,290	4,007,053
Office building	719,712	225,510	494,202
Residential buildings	5,171,160	1,620,297	3,550,863
Vehicles	302,740	267,448	35,292
Plant and machinery	11,767,311	5,941,138	5,826,173
Computer and software	57,595	57,595	0
Office furniture and fixtures	34,272	34,272	0
Residential furniture & fixtures	185,359	185,359	0
Total	$32,524,412	$10,142,909	$22,381,503

Included in cost of sales is depreciation expense of $864,119 and included in general and administrative expense is depreciation expense of $209,598.

5. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of trade payables, accrued payroll and payroll taxes created from normal operations of the business.

6. Long-term Debt:

Long-term debt is not used by the Company. The Company has no leases that would be accounted for as long-term leases or capital leases.

7. Stockholders’ Equity:

The Company has authorised 25,000,000 common shares of stock with a par value of $.001. No preferred shares of stock have been authorised.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

During December of the year 2004 the Company issued 200,000 shares of common stock for $40,000, or $0.20 per share. The stock issuance was a private placement of shares of which the Company considers exempt from registration with the U.S. Securities and Exchange Commission.

During September of 2004 the Company commenced operations with the acquisition of Tissakin Ltd. (the Subsidiary) with the issuance of 8,000,000 shares of its common stock for all of the 216,000 outstanding shares of the Subsidiary. The transaction was accounted for as a reverse merger for consolidations as guided by Generally Accepted Accounting Principals. The transaction did not culminate with the recording of Goodwill.

The Subsidiary issues stock without legal or par value. There is no requirement for authorization of shares for the Subsidiary under the jurisdiction of incorporation. There are 216,000 shares issued and outstanding, held by the Company, that have all been accounted for as capital stock.

8. Employment Contract and Incentive Commitments:

The Company has no employment contracts and incentive commitments at this time.

9. Deferred Tax Assets and Liabilities:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) n° 109. As of September 30, 2006 and December 31, 2005 the Company had no deferred tax asset or liabilities as the Company had no US activities to account for deferred tax assets and liabilities. The Subsidiary Company pays income tax in accordance with the laws of the Democratic Republic of the Congo whereby there are no deferred tax assets and liabilities to account for. If the parent company accounted for the subsidiary’s income tax liability under the U.S. tax code the Company would accrue a tax liability at an effective rate of 20% whereby the tax liability for December 31, 2006 and December 31, 2005 would be $13,796 and $5,150, respectively. There would be no deferrals of tax assets or liabilities that would be derived from applying U.S. accounting standards.

10. Litigation, Claims and Assessments:

There is no litigation, claims and assessments asserted or known by the Company’s management.

11. Subsequent Events:

There are no material subsequent events known by the Company’s management.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our executive officers and directors and their respective ages as of March 28, 2007 are as follows:

Name	Age	Position
Syed Irfan Husain	42	President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors
Syed Idris Husain	73	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Syed Irfan Husain serves as our President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors. Mr. Husain was educated in the US beginning in first grade. He holds a B.S. in Business Administration and MBA in International Business and Finance, both of which he earned at the University of Rhode Island. Mr. Husain is an American citizen. For the last five years he has worked as Managing Director of our wholly owned subsidiary, Tissakin, Ltd. At Tissakin, Ltd., he has doubled the capacity in both polypropylene bags as well as polyethylene shopping bags. In 2005, he added a fourth product line, namely blow molding. He has formed a key group of qualified staff in both the production side as well as the administration side. He has streamlined the operations by retiring redundant staff and workers and this move has served to reduce some fixed labor costs. One of his main job responsibilities is to interact closely with the clients and key government ministers such as finance, industry, and economy.

Syed Idris Husain serves on our Board of Directors. Mr. Husain was educated in India and after earning a Bachelor of Science degree, he migrated to East Pakistan (now Bangladesh). In 1957, he started work as an apprentice in a jute factory and worked his way up to general manager. After the India-Pakistan War of 1971, Mr. Husain was offered the job of general manager at our wholly owned subsidiary, Tissakin, Ltd.. In 1983, he became one of the shareholders in Tissakin, Ltd. and held the position of Managing Director until 2001. He currently serves as the President and Chief Executive Officer of Tissakin, Ltd. He is a permanent resident of the United States and a citizen of Belgium.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

Syed Irfan Husain, our President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors is the son of Syed Idris Husain, our Director and , Managing Director.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have not yet adopted a Code of Ethics.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.  Executive Compensation.

Compensation of Executive Officers

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until December 31, 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (5)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Syed Irfan President, Chief Executive Officer, Chief Financial Officer	2006	$0	0	0	0	0	0	0	0
	2005	$75,000 (1)	0	0	0	0	0	0	0
	2004	$29,700	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2006, 2005 and 2004 and the subsequent period up to the date of the filing of this prospectus.

(1) Such compensation was paid directly by our subsidiary, Tissakin, Ltd.

None of our directors have received monetary compensation since our incorporation to the date of this registration statement. We currently do not pay any compensation to our sole director serving on our Board of Directors.

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2006, 2005 or 2004 and the subsequent period up to the date of the filing of this prospectus.

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2006, and the subsequent period up to the date of the filing of this prospectus.

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of March 28, 2007 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Syed Idris Husain	64,480,000	78.64%

Common Stock	Syed Imran Husain	7,760,000	9.46%

Common Stock	Syed Irfan Husain	7,760,000	9.46%

Officers and Directors As a Group		72,240,000	88.10%

(1) The address for each of the beneficial owners listed in this table is 1223 Wilshire Boulevard, Suite 851, Santa Monica CA 90403

The percent of class is based on 820,000,000 shares of common stock issued and outstanding as of March 28, 2007.

Item 12.   Certain Relationships and Related Transactions.

On September 12, 2004, we completed a Stock Purchase Agreement and Share Exchange in which we purchased all 216,000 outstanding membership shares in Tissakin Ltd., a Democratic Republic of Congo Corporation, so that Tissakin Ltd. became our wholly owned subsidiary. In exchange for the 216,000 shares, we issued a total of 8,000,000 shares to the Tissakin shareholders. Of this amount, 6,448,000 shares were issued to Syed Idris Husain, 776,000 shares were issued to Syed Irfan Husain, and 776,000 shares were issued to Syed Imran Husain. Based on the foregoing, Syed Idris Husain, Syed Irfan Husain, and Syed Imran Husain are deemed to be our promoters.

The Company valued shares in the share exchange agreement based on the value of the subsidiary prior to a capital raise for the Company which was a book value of approximately $25,250,000. Both parties in the Share Exchange Agreement are the same shareholders and exchanged shares.

Syed Idris Husain is the father of Syed Irfan Husain and Syed Imran Husain.

Item 13.  Exhibits.

Exhibit No.	Title of Document	Location

3.1.1	Certificate of Incorporation	Incorporated by reference to Amendment No. 1 to Form SB-2 filed on March 15, 2006

3.2	Bylaws	Incorporated by reference to Amendment No. 1 to Form SB-2 filed on March 15, 2006

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.  Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2006, we were billed approximately $5,000 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2005, we were billed approximately $5,000 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal years ended December 31, 2006 and 2005, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BUSINESS HOLDINGS, INC.

By:	/s/ Sayed Irfan Husain
Sayed Irfan Husain
President, Chief Executive Officer, Chief Financial Officer

Date:	March 28, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sayed Irfan Husain	President, Chief Executive Officer,	March 28, 2007
Sayed Irfan Husain	Chief Financial Officer