Form 10QSB
period 2007-03-31
American Business Holdings, Inc
filed 2007-05-08
CIK 1355835

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File #333-121764

American Business Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

(IRS Employer Identification Number)

1223 Wilshire Boulevard, Suite 851
Santa Monica CA 90403
(Address of Registrant’s Principal
Executive Offices and Principal Place of Business)

(310) 571-2300
(Registrant’s telephone no., including area code)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ྈNo ྑ

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ྈNo ྑ

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 8, 2007: 82,000,000 shares of common stock.

AMERICAN BUSINESS HOLDINGS, INC.
FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition

Item 3. Control and Procedures

PART II-- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

Item 1.    Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2007

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

Financial Statements Table of Contents

FINANCIAL STATEMENTS

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and December 31, 2006
(unaudited)

ASSETS

CURRENT ASSETS	03/31/07	12/31/06

Cash	$1,060,735	$1,055,497
Accounts Receivable	1,744,803	1,659,191
Inventory	1,637,349	1,446,751

Total Current Assets	4,442,887	4,161,439

PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment	32,650,535	32,650,535
Less: Accumulated Depreciation	(11,535,823)	(11,262,957)

Total Property & Equipment	21,114,712	21,387,578

TOTAL ASSETS	$25,557,599	$25,549,017

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$106,603	$104,532
Accrued expenses	2,713	4,682

Total Current Liabilities	109,316	109,214

OTHER LIABILITIES

Customer Deposits	1,639	1,639

Total Other Liabilities	1,639	1,639

TOTAL LIABILITIES	110,955	110,853

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value;
Authorized: 510,000,000 shares
Issued & Outstanding: 82,000,000 shares	82,000	82,000
Additional paid in capital	22,958,000	22,958,000
Retained earnings	2,406,644	2,398,164

Total Stockholder's Equity	25,446,644	25,438,164

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$25,557,599	$25,549,017

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ending March 31, 2007 and 2006
(unaudited)

	03/31/07	03/31/06

REVENUE	$1,238,840	$857,636

COST OF REVENUE	1,046,328	751,221

GROSS PROFIT OR (LOSS)	192,512	106,415

GENERAL AND ADMINISTRATIVE EXPENSES	155,585	82,486

OPERATING INCOME	36,927	23,929

INCOME TAX EXPENSE	28,447	4,309

NET INCOME OR (LOSS)	$8,480	$19,620

Earnings (loss) per share, basic and diluted	$0.00	$0.00

(10 for 1 stock split retroactively applied)

Weighted average number of common shares	82,000,000	82,000,000

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS' EQUITY
As of March 31, 2007
(unaudited)

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Balance, December 31, 2003	80,000,000	$80,000	$22,920,000	$2,337,801	$25,337,801

Distributions				(54,847)	(54,847)

Stock issued for cash during
December 2004 for $0.20 per
share	2,000,000	2,000	38,000		40,000

Net income (loss)	-	-	-	20,465	20,465

Balance, December 31, 2004	82,000,000	$82,000	$22,958,000	$2,303,419	$25,343,419

Net income (loss)				25,761	25,761

Balance, December 31, 2005	82,000,000	$82,000	$22,958,000	$2,329,180	$25,369,180

Net Income (loss)	-	-	-	68,984	68,984

Balance, December 31, 2006	82,000,000	$82,000	$22,958,000	$2,398,164	$25,438,164

Retroactive share issuance
treated as a 10-to-1 stock split
at par value, $0.001 per share
on March 9, 2007

Net Income (loss)	-	-	-	8,480	8,480

Balance, March 31, 2007	82,000,000	$82,000	$22,958,000	$2,406,644	$25,446,644

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ending March 31, 2007 and 2006
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	03/31/07	03/31/06

Net income (loss)	$8,480	$19,620

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Depreciation	272,866	268,756
Increase (Decrease) in Accounts Receivable	(85,612)	(291,915)
Increase (Decrease) in Inventory	(190,598)	(424,845)
Increase (Decrease) in Accounts Payable	2,071	46,457
(Increase) Decrease in Accrued Expenses	(1,969)	(1,527)
Increase (Decrease) in Customer Advances	-	(1,639)

Total adjustments to net income	(3,242)	(404,713)

Net cash provided by (used in) operating activities	5,238	(385,093)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for Property, Plant & Equipment	-	(4,619)

Net cash flows provided by (used in) investing activities	-	(4,619)

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-

Net cash provided by (used in) financing activities	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	5,239	(389,712)
Cash - beginning balance	1,055,497	879,925

CASH BALANCE END OF PERIOD	$1,060,735	$490,213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$28,447	$4,309

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

AMERICAN BUSINESS HOLDING CORPORATION
FINANCIAL STATEMENT FOOTNOTES

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

The Subsidiary was incorporated in 1947 at Kinshasa, the then Belgian Congo under the name Tissako Ltd. During the year 1960 the name was changed to Tissakin Ltd. The Subsidiary is engaged in the manufacturing and sale of bags for mainly agricultural packaging in the Democratic Republic of Congo since 1998. The Subsidiary is the principal manufacturer of bags for agricultural packaging in a country that produces coffee, cacao, manioc, rice, sugar, maize, corn flour as well as tea and tobacco. The country’s climate is tropical, yet mild, which allows for continuous agricultural production throughout the year.

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

Inventory:
Inventory is accounted for at lower of standard cost or market. The Company starts with standard cost approximating the weighted average cost basis with direct labor, direct materials and production overhead applied. Overhead applied is that of the production facility and does not include general and administrative costs of its administration office. There are no unusual or significant purchase commitments nor are there liens against and pledges of inventories. The Company does not hold an allowance for a decline in value to market value as the Company has never had to reduce its inventory value below its cost. There also have been no significant market declines subsequent to the date of these financial statements.

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

3. Inventories:

Major categories of inventories are as follows:

Year	March 2007	December 2006

Raw materials	$980,741	$1,076,009
Work in process	225,152	153,335
Finished goods	431,456	217,407

Total	$1,637,349	$1,446,751

4. Property, Plant and Equipment:

As of March 31, 2007, Property, plant and equipment are accounted for as follows:

	Cost	Accumulated Depreciation	Net value
Land	$8,467,920	$0	$8,467,920
Industrial buildings	5,818,343	2,117,607	3,700,736
Office building	719,712	225,499	464,213
Residential buildings	5,171,160	1,835,762	3,335,398
Vehicles	339,740	286,323	53,417
Plant and machinery	11,856,434	6,763,406	5,093,028
Computer and software	57,595	57,595	0
Office furniture and fixtures	34,272	34,272	0
Residential furniture & fixtures	185,359	185,359	0
Total	$32,650,535	$11,535,823	$21,114,712

Included in cost of sales is depreciation expense of $220,000 and included in general and administrative expense is depreciation expense of $52,866.

As of December 31, 2006, Property, plant and equipment are accounted for as follows:

	Cost	Accumulated Depreciation	Net value
Land	$8,467,920	$0	$8,467,920
Industrial buildings	5,818,343	2,062,060	3,756,283
Office building	719,712	249,501	470,211
Residential buildings	5,171,160	1,792,669	3,378,491
Vehicles	339,740	282,548	57,192
Plant and machinery	11,856,434	6,598,953	5,257,481
Computer and software	57,595	57,595	0
Office furniture and fixtures	34,272	34,272	0
Residential furniture & fixtures	185,359	185,359	0
Total	$32,650,535	$11,262,957	$21,387,578

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

7. Stockholders’ Equity:

The Company has authorised 510,000,000 common shares of stock with a par value of $.001. No preferred shares of stock have been authorised.

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

The Subsidiary issues stock without legal or par value. There is no requirement for authorization of shares for the Subsidiary under the jurisdiction of incorporation. There are 216,000 shares issued and outstanding, held by the Company, those have all been accounted for as capital stock.

During March 2007, the Company undertook a 10-for-1 forward stock split of the Corporation’s issued and outstanding shares.

8. Employment Contract and Incentive Commitments:

The Company has no employment contracts and incentive commitments at this time.

9. Deferred Tax Assets and Liabilities:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) n° 109. As of March 31, 2007 and December 31, 2006, the Company had no deferred tax asset or liabilities as the Company had no US activities to account for deferred tax assets and liabilities. The Subsidiary Company pays income tax in accordance with the laws of the Democratic Republic of the Congo whereby there are no deferred tax assets and liabilities to account for. If the parent company accounted for the subsidiary’s income tax liability under the U.S. tax code the Company would accrue a tax liability at an effective rate of 20% whereby the tax liability for December 31, 2006 and December 31, 2005 would be $13,796 and $5,150, respectively. There would be no deferrals of tax assets or liabilities that would be derived from applying U.S. accounting standards.

10. Litigation, Claims and Assessments:

There is no litigation, claims and assessments asserted or known by the Company’s management.

11. Subsequent Events:

There are no material subsequent events known by the Company’s management.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed therein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties related to the need for additional funds, the rapid growth of the operations and our ability to operate profitably a number of new projects.

Overview

We were incorporated as a Delaware Corporation on September 9, 2004 as a holding vehicle to own and control a textile and plastic packaging company in Central and East Africa. On September 12, 2004, we completed a Stock Purchase Agreement and Share Exchange in which we purchased all of the outstanding membership shares in Tissakin Ltd., a Democratic Republic of Congo Corporation, so that Tissakin Ltd. became our wholly owned subsidiary. Through Tissakin Ltd. we are a manufacturer of bags for packaging agricultural products in the Democratic Republic of Congo. The bags are made of jute and polypropylene and polyethylene granules. Sixty-five percent of the jute is purchased from local sources and 35% is purchased from Bangladesh. Most polypropylene and polyethylene is purchased from South Africa because of favorable freight charges. Some granules are purchased from Belgium, Spain, France, Malaysia, South Korea, Brazil, Indonesia and the United States when supplies meet our quality and price standards.

Tissakin was established in 1952 as Tissaco by FICO (Financing and Commercialization of Fiber), a Belgium holding company that invested heavily in what was then the Belgian Congo. The company’s name was changed to Tissakin after 1960 when the Belgian Congo gained independence. Tissakin expanded its operations in 1997 by purchasing plant, property and equipment, and establishing a factory for making packaging bags from natural jute fiber, polypropylene and polyethylene. In 2000, Tissakin purchased a polypropylene/polyethylene recycling machine from Taiwan, and its installation has significantly reduced manufacturing costs.

Syed Irfan Husain serves as our President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors. Mr. Husain is also our principal shareholder. We currently have no employees. We presently maintain our principal offices at 1223 Wilshire Boulevard, Suite 851, Santa Monica CA 90403.

Industry

We are engaged in the manufacturing and sale of bags for mainly agricultural packaging in the Democratic Republic of Congo since 1998. We arethe principal manufacturer of bags for agricultural packaging in a country that produces coffee, cacao, manioc, rice, sugar, maize, corn flour as well as tea and tobacco. The country’s climate is tropical, yet mild, which allows for continuous agricultural production throughout the year.

Liquidity and Capital Resources

We raised $40,000 in a private placement in December 2004 and maintained a cash balance at March 31, 2007 of $1,060,735. These funds as well as our business activity will allow us to have positive cash flows for the current year. We have historically satisfied our cash requirements through revenues, short term financings, and issuance of common stock for cash. We anticipate that cash requirements will continue to increase as we continue to expend resources to build infrastructure, pursue additional markets, and establish support and administrative organizations. At present, we have no lines of credit or any financing agreements in place. The company believes that any long term or short term liquidity needs are sufficiently met by our cash balance in the company. We intend to fund any material expenses for capital expenditures with our cash balance.

Results from Operations

Three Months Ended March 31, 2007 Compared to Three months ended March 31, 2006

Revenues

Revenues increased from $857,636 for the three months ended March 31, 2006 to $1,238,840 for the three months ended March 31, 2007, an increase of $381, 204 or 31%. The reason for increase in revenue was increase in overall sales of our main product line, polypropylene bags, as well as plastic bags.

Total Expenses

Cost of Revenue increased from $751,221 for the three months ended March 31, 2006 to $1,046,328 for the three months ended March 31, 2007 an increase of $295,107or 28%. The cost of revenue increased as a result of increase in revenues.

General and Administrative expenses which includes general office expenses, travel and entertainment, and professional fees increased from $82,486 for the three months ended March 31, 2006 to $155,585 for the three months ended March 31, 2007 an increase of $73,099 or47%%.  The reason for the increase was repairs and maintenance of office building and business promotion as well as fees related to professional fees, travel and related expenses.

Net Income

Our net income decreased from $19,620 for the three months ended March 31, 2006 to $8,480 for the three months ended March 31, 2007 which was a decrease of $11,140 or 56%. The reason for the decrease in net income was related to our increase in General and Administrative costs.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company considered the quality and variability of information regarding the financial condition and operating performance that may have changed in the past and future that may have a material effect and has quantified them where possible. Specifically the Company considers risk of variability with changes in contract which may affect the recognition of income and also the possibility of changes in the tax code which may affect the long term rates of return.

Revenues and expenses associated with the manufacture of packaging and sale are accounted for as revenue and expense when sold. No extended warranties exist.

Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions.

Item 3.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.   Changes in Securities.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

None

Item 6.   Exhibits and Reports of Form 8-K.

 (a)  Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

         (b)  Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AMERICAN BUSINESS HOLDINGS, INC.

By:	/s/ Syed Irfan Husain
Syed Irfan Husain
President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer, and Director

Date: May 8, 2007