Form 10QSB
period 2007-06-30
American Business Holdings, Inc
filed 2007-08-07
CIK 1355835

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(310) 395-7123
(Registrant’s telephone no., including area code)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 6, 2007: 8,200,000 shares of common stock.

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

SIGNATURE

Item 1.    Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of June 30, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	06/30/07	12/31/06

Cash	$838,192	$1,055,497
Accounts Receivable	2,136,226	1,659,191
Inventory	1,414,267	1,446,751

Total Current Assets	4,388,685	4,161,439

PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment	33,017,135	32,650,535
Less: Accumulated Depreciation	(11,816,795)	(11,262,957)

Total Property & Equipment	21,200,340	21,387,578

TOTAL ASSETS	$25,589,025	$25,549,017

CURRENT LIABILITIES

Accounts Payable	$126,864	$104,532
Accrued expenses	3,328	4,682

Total Current Liabilities	$130,192	$109,214

OTHER LIABILITIES

Customer Deposits	-	1,639

Total Other Liabilities	$-	$1,639

TOTAL LIABILITIES	$130,192	$110,853

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value;
Authorized 10,000,000 shares
Issued and Outstanding: none
Common Stock, $.001 par value;
Authorized: 500,000,000 shares
Issued & Outstanding: 82,000,000 shares	82,000	82,000
Additional paid in capital	22,958,000	22,958,000
Retained earnings	2,418,833	2,398,164

Total Stockholder's Equity	25,458,833	25,438,164

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$25,589,025	$25,549,017

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the six months ending June 30, 2007 and 2006

	06/30/07	06/30/06

REVENUE	$2,822,780	$2,694,215

COST OF REVENUE	2,402,395	2,338,976

GROSS PROFIT OR (LOSS)	420,385	355,239

GENERAL AND ADMINISTRATIVE EXPENSES	359,110	266,997

OPERATING INCOME	61,275	88,242

INCOME TAX EXPENSE	40,606	12,575

NET INCOME OR (LOSS)	$20,669	$75,667

Earnings (loss) per share, basic and diluted	$0.00	$0.00

Weighted average number of common shares	82,000,000	82,000,000

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ending June 30, 2007 and 2006

	06/30/07	06/30/06

REVENUE	$1,583,940	$1,836,579

COST OF REVENUE	1,356,067	1,587,755

GROSS PROFIT OR (LOSS)	227,873	248,824

GENERAL AND ADMINISTRATIVE EXPENSES	203,525	184,511

OPERATING INCOME	24,348	64,313

INCOME TAX EXPENSE	12,159	8,266

NET INCOME OR (LOSS)	$12,189	$56,047

Earnings (loss) per share, basic and diluted	$0.00	$0.00

Weighted average number of common shares	82,000,000	82,000,000

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS' EQUITY
As of June 30, 2007

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Balance, December 31, 2003	80,000,000	$80,000	$22,920,000	$2,337,801	$25,337,801

Distributions	-	-	-	(54,847)	(54,847)

Stock issued for cash during
December 2004 for $0.20 per
share	2,000,000	2,000	38,000		40,000

Net income (loss)	-	-	-	20,465	20,465

Balance, December 31, 2004	82,000,000	$82,000	$22,958,000	$2,303,419	$25,343,419

Net income (loss)	-	-	-	25,761	25,761

Balance, December 31, 2005	82,000,000	$82,000	$22,958,000	$2,329,180	$25,369,180

Net Income (loss)	-	-	-	68,984	68,984

Balance, December 31, 2006	82,000,000	$82,000	$22,958,000	$2,398,164	$25,438,164

Retroactive share issuance
treated as a 10-to-1 stock split
at par value, $0.001 per share
on March 9, 2007

Net Income (loss)	-	-	-	20,669	20,669

Balance, June 30, 2007	82,000,000	$82,000	$22,958,000	$2,418,833	$25,458,833

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ending June 30, 2007 and 2006

CASH FLOWS FROM OPERATING ACTIVITIES	06/30/07	06/30/06

Net income (loss)	$20,669	$75,667

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Depreciation	553,838	371,743
Increase (Decrease) in Accounts Receivable	(477,035)	(271,236)
Increase (Decrease) in Inventory	32,484	(547,459)
Increase (Decrease) in Accounts Payable	22,332	49,444
(Increase) Decrease in Accrued Expenses	(1,354)	929
Increase (Decrease) in Customer Advances	(1,639)	-

Total adjustments to net income	128,626	(396,579)

Net cash provided by (used in) operating activities	149,295	(320,912)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for Property, Plant & Equipment	(366,600)	(4,620)

Net cash flows provided by (used in) investing activities	(366,600)	(4,620)

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-

Net cash provided by (used in) financing activities	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	(217,304)	(325,532)
Cash - beginning balance	1,055,497	879,925

CASH BALANCE END OF PERIOD	$838,192	$554,393

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$40,606	$12,575

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

3.  Inventories:

Major categories of inventories are as follows:

Year	June 07	December 06

Raw materials	$953,184	$1,076,009
Work in process	186,470	153,335
Finished goods	274,613	217,407
Total	$1,414,267	$1,446,751

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

AMERICAN BUSINESS HOLDING CORPORATION
FINANCIAL STATEMENT FOOTNOTES

4.  Property, Plant and Equipment:

 As of June 30, 2007, Property, plant and equipment are accounted for as follows:

	Cost	Accumulated Depreciation	Net value
Land	$8,467,920	$0	$8,467,920
Industrial buildings	6,073,943	2,175,710	3,898,234
Office building	719,712	$261,497	458,216
Residential buildings	5,171,160	1,878,855	3,292,305
Vehicles	450,740	295,648	155,092
Plant and machinery	11,856,434	6,927,860	4,928,574
Computer and software	57,595	57,595	0
Office furniture and fixtures	34,272	34,272	0
Residential furniture & fixtures	185,359	185,359	0
Total	$33,017,135	$11,816,795	$21,200,340

Included in cost of sales is depreciation expense of  $442,556 and included in general and administrative expense is depreciation expense of $111,282.

As of December 31, 2006, Property, plant and equipment are accounted for as follows:

	Cost	Accumulated Depreciation	Net value
Land	$8,467,920	$0	$8,467,920
Industrial buildings	5,818,343	2,062,060	3,756,283
Office building	719,712	249,501	470,211
Residential buildings	5,171,160	1,792,669	3,378,491
Vehicles	339,740	282,548	57,192
Plant and machinery	11,856,434	6,598,953	5,257,481
Computer and software	57,595	57,595	0
Office furniture and fixtures	34,272	34,272	0
Residential furniture & fixtures	185,359	185,359	0
Total	$32,650,535	$11,262,957	$21,387,578

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

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

AMERICAN BUSINESS HOLDING CORPORATION
FINANCIAL STATEMENT FOOTNOTES

7.  Stockholders’ Equity:

The Company has authorized 500,000,000 common shares of stock with a par value of $.001 and 10,000,000 shares of  preferred stock with a par value of $.001 par value of which none have been issued.

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

9.  Deferred Tax Assets and Liabilities:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) n° 109.  As of June 30, 2007 and December 31, 2006, the Company had no deferred tax asset or liabilities as the Company had no US activities to account for deferred tax assets and liabilities.  The Subsidiary Company pays income tax in accordance with the laws of the Democratic Republic of the Congo whereby there are no deferred tax assets and liabilities to account for.  If the parent company accounted for the subsidiary’s income tax liability under the U.S. tax code the Company would accrue a tax liability at an effective rate of 20% whereby the tax liability for June 30, 2007 and December 31, 2006 would be $4,200 and $13,796, respectively.  There would be no deferrals of tax assets or liabilities that would be derived from applying U.S. accounting standards.

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

Through our wholly owned subsidiary, Tissakin Ltd., we are a manufacturer of bags for packaging agricultural products in the Democratic Republic of Congo. The bags are made of jute and polypropylene and polyethylene granules. Sixty-five percent of the jute is purchased from local sources and 35% is purchased from Bangladesh. Most polypropylene and polyethylene is purchased from South Africa because of favorable freight charges. Some granules are purchased from Belgium, Spain, France, Malaysia, South Korea, Brazil, Indonesia and the United States when supplies meet our quality and price standards.

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

Liquidity and Capital Resources

We raised $40,000 in a private placement in December 2004 and maintained a cash balance at June 30, 2007 of $838,192. These funds as well as our business activity will allow us to have positive cash flows for the current year.

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

Results from Operations

Three Months Ended June 30, 2007 Compared to Three months ended June 30, 2006

Revenues

Revenues decreased from $1,836,579 for the three months ended June 30, 2006 to $1,583,940 for the three months ended June 30, 2007, a decrease of $252,639 or 13.76%. The reason for decrease in sales is due to delay in production of Agriculture products in Congo.

Total Expenses

Cost of Revenue decreased from $1,587,755 for the three months ended June 30, 2006 to $1,356,067 for the three months ended June 30, 2007 a decrease of $231,688 or 14.59% which was a result of our decrease in revenues.

General and Administrative expenses which includes general office expenses, travel and entertainment, and professional fees increased from $184,511 for the three months ended June 30, 2006 to $203,525 for the three months ended June 30, 2007 an increase of $ 19,014 or 10.31%.  The reason for the increase is due to several factors. There was an approximate 55 % increase in repairs and maintenance in the second quarter which translated to approximately $ 5,486. The maintenance work was carried out on the 4 apartments and 4 villas owned by Tissakin as well as the office complex.  Since there was extension in Industrial Building in 2nd quarter, the management decided to carry out the repairs and maintenance of apartments and villas as well. The balance of approximately $13,528 was related to travel and related expenses.

Net Profit

We had net profit of $12,189 for the three months ended June 30, 2007 compared to a net profit of $ 56,047 for the three months ended June 30, 2006.  The reason for the decreased profit was the increase in General and Administrative expenses and decrease in sales.

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

Item 3.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Date: August 6, 2007