Form 10QSB
period 2007-09-30
American Business Holdings, Inc
filed 2007-11-02
CIK 1355835

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☒No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 23, 2007: 82,000,000 shares of common stock.

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

SIGNATURE

Item 1.     Financial Information

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

Financial Statements Table of Contents

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of September 30, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	09/30/07	12/31/06

Cash	$1,082,298	$1,055,497
Accounts Receivable	2,149,880	1,659,191
Inventory	1,456,780	1,446,751

Total Current Assets	4,688,958	4,161,439

PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment	33,017,135	32,650,535
Less: Accumulated Depreciation	(12,097,768)	(11,262,957)

Total Property & Equipment	20,919,367	21,387,578

TOTAL ASSETS	$25,608,325	$25,549,017

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$119,002	$104,532
Accrued expenses	2,959	4,682

Total Current Liabilities	121,961	109,214

OTHER LIABILITIES

Customer Deposits	-	1,639

Total Other Liabilities	-	1,639

TOTAL LIABILITIES	$121,961	$110,853

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value;
Authorized: 10,000,000 shares
Issued & Outstanding: none	-	-
Common Stock, $.001 par value;
Authorized: 500,000,000 shares
Issued & Outstanding: 82,000,000 shares	82,000	82,000
Additional paid in capital	22,958,000	22,958,000
Retained earnings	2,446,364	2,398,164

Total Stockholder's Equity	25,486,364	25,438,164

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$25,608,325	$25,549,017

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine months ending September 30, 2007 and 2006

	09/30/07	09/30/06

REVENUE	$4,273,347	$3,368,261

COST OF REVENUE	3,631,218	3,190,047

GROSS PROFIT OR (LOSS)	642,129	178,214

GENERAL AND ADMINISTRATIVE EXPENSES	543,038	377,112

OPERATING INCOME	99,091	(198,898)

INCOME TAX EXPENSE	50,891	-

NET INCOME OR (LOSS)	$48,200	$(198,898)

Earnings (loss) per share, basic and diluted	$0.001	$(0.002)

Weighted average number of common shares	82,000,000	82,000,000

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ending September 30, 2007 and 2006

	09/30/07	09/30/06

REVENUE	$1,450,567	$674,046

COST OF REVENUE	1,228,823	629,688

GROSS PROFIT OR (LOSS)	221,744	44,358

GENERAL AND ADMINISTRATIVE EXPENSES	183,928	110,115

OPERATING INCOME	37,816	(65,757)

INCOME TAX EXPENSE	10,285	-

NET INCOME OR (LOSS)	$27,531	$(65,757)

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS' EQUITY
As of September 30, 2007

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Balance, December 31, 2003	80,000,000	$80,000	$22,920,000	$2,337,801	$25,337,801

Distributions				(54,847)	(54,847)

Stock issued for cash during
December 2004 for $0.20 per
share	2,000,000	2,000	38,000		40,000

Net income (loss)				20,465	20,465

Balance, December 31, 2004	82,000,000	82,000	22,958,000	2,303,419	25,343,419

Net income (loss)				25,761	25,761

Balance, December 31, 2005	82,000,000	82,000	22,958,000	2,329,180	25,369,180

Net Income (loss)				68,984	68,984

Balance, December 31, 2006	82,000,000	82,000	22,958,000	2,398,164	25,438,164

Retroactive share issuance
treated as a 10-to-1 stock split
at par value, $0.001 per share
on March 9, 2007

Net Income (loss)				48,200	48,200

Balance, September 30, 2007	82,000,000	$82,000	$22,958,000	$2,446,364	$25,486,364

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ending September 30, 2007 and 2006

CASH FLOWS FROM OPERATING ACTIVITIES	09/30/07	09/30/06

Net income (loss)	$48,200	$(198,898)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Depreciation	834,811	625,546
Increase (Decrease) in Accounts Receivable	(490,689)	(390,795)
Increase (Decrease) in Inventory	(10,029)	(415,896)
Increase (Decrease) in Accounts Payable	14,470	228,903
(Increase) Decrease in Accrued Expenses	(1,723)	(2,287)
(Increase) Decrease in Customer Advances	(1,639)	(1,639)

Total adjustments to net income	345,201	43,832

Net cash provided by (used in) operating activities	393,401	(155,066)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for Property, Plant & Equipment	(366,600)	(4,620)

Net cash flows provided by (used in) investing activities	(366,600)	(4,620)

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-

Net cash provided by (used in) financing activities	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	26,802	(159,686)
Cash - beginning balance	1,055,497	879,925

CASH BALANCE END OF PERIOD	$1,082,298	$720,239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$50,891	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

NOTE TO THE FINANCIAL STATEMENTS

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

Estimates and adjustment:

The Company’s management is of the opinion that all estimates and adjustment have been made in accordance with Generally Accepted Accounting Principles in order for the financial statements to not be misleading.

The preparation of financial statements is in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

NOTE TO THE FINANCIAL STATEMENTS

The Accounting Acquirer;

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

NOTE TO THE FINANCIAL STATEMENTS

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

3.  Inventories:

Major categories of inventories are as follows:

Year	September 2007	December 2006

Raw materials	$982,530	$1,076,009
Work in process	175,826	153,335
Finished goods	298,424	217,407
Total	$1,456,780	$1,446,751

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

NOTE TO THE FINANCIAL STATEMENTS

4.  Property, Plant and Equipment:

 As of September 30, 2007, Property, plant and equipment are accounted for as follows:

	Cost	Accumulated Depreciation	Net value

Land	$8,467,920	$0	$8,467,920
Industrial buildings	6,073,943	2,233,813	3,840,131
Office building	719,712	267,495	452,218
Residential buildings	5,171,160	1,921,948	3,249,212
Vehicles	450,740	304,973	145,767
Plant and machinery	11,856,434	7,092,314	4,764,120
Computer and software	57,595	57,595	0
Office furniture and fixtures	34,272	34,272	0
Residential furniture & fixtures	185,359	185,359	0
Total	$33,017,135	$12,097,768	$20,919,367

Included in cost of sales is depreciation expense of  $665,113 and included in general and administrative expense is depreciation expense of $169,698.

As of December 31, 2006, Property, plant and equipment are accounted for as follows:

	Cost	Accumulated Depreciation	Net value

Land	$8,467,920	$0	$8,467,920
Industrial buildings	5,818,343	2,062,060	3,756,283
Office building	719,712	249,501	470,211
Residential buildings	5,171,160	1,792,669	3,378,491
Vehicles	339,740	282,548	57,192
Plant and machinery	11,856,434	6,598,953	5,257,481
Computer and software	57,595	57,595	0
Office furniture and fixtures	34,272	34,272	0
Residential furniture & fixtures	185,359	185,359	0
Total	$32,650,535	$11,262,957	$21,387,578

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

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

NOTE TO THE FINANCIAL STATEMENTS

7.  Stockholders’ Equity:

The Company has authorized 500,000,000 common shares of stock with a par value of $.001 and the Company has authorized 10,000,000 preferred shares of stock with a par value of $.001 of which none have been issued.

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

9.  Deferred Tax Assets and Liabilities:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) n° 109.  As of September 30, 2007 and December 31, 2006, the Company had no deferred tax asset or liabilities as the Company had no US activities to account for deferred tax assets and liabilities.  The Subsidiary Company pays income tax in accordance with the laws of the Democratic Republic of the Congo whereby there are no deferred tax assets and liabilities to account for.  If the parent company accounted for the subsidiary’s income tax liability under the U.S. tax code the Company would accrue a tax liability at an effective rate of 20% whereby the tax liability for December 31, 2006 and December 31, 2005 would be $13,796 and $5,150, respectively.  There would be no deferrals of tax assets or liabilities that would be derived from applying U.S. accounting standards.

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

Liquidity and Capital Resources

We raised $40,000 in a private placement in December 2004 and maintained a cash balance at September 30, 2007 of $1,082,298. These funds as well as our business activity will allow us to have positive cash flows for the current year.

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

Results from Operations

Three Months Ended September 30, 2007 Compared to three months ended September 30, 2006

Revenues

Revenues increased from $674,046 for the three months ended September 30, 2006 to $1,450,567 for the three months ended September 30, 2007, an increase of $776,521 or 115.2%.  Revenues increased as a result of an increase in sales to one of our major clients, Sucriere, in the third quarter as well as a result of our price increase by approximately 4.5%.  We also had a new client, L.T.J., place orders with us.

Total Expenses

Cost of Revenue increased from $629,688 for the three months ended September 30, 2006 to $1,228,823 for the three months ended September 30, 2007 an increase of $599,135 or 95.15% which was a result of our increase in revenues.

General and Administrative expenses which includes general office expenses, travel and entertainment, and professional fees increased from $110,115 for the three months ended September 30, 2006 to $183,653 for the three months ended September 30, 2007 an increase of $ 73,538 or 66.78%.  The reason for the increase is due to several factors.  A substantial amount has been incurred for visiting the offices of clients and suppliers of Raw Material, semi-finished bags and spare parts in view of planning an increase in production capacity for fulfilling the increasing demand of bags.

Net Profit

We had net profit of $27,806 for the three months ended September 30, 2007 compared to a net loss of $65,757 for the three months ended September 30, 2006.  The reason for the increased profit was the increase in sales and production efficiency.

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

Item 3.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.    Changes in Securities.

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Date: November 1, 2007