Form 10KSB
period 2007-12-31
American Business Holdings, Inc
filed 2008-02-29
CIK 1355835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Common Stock, par value $0.001
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
Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. $5,231,960

Aggregate market value of the Common Stock held by non-affiliates of the Company as of December 31, 2007: $ 3,000,000

Number of shares of the registrant’s common stock outstanding as of February 15, 2008: 82,000,000 shares of Common Stock

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

Signatures

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our" , or "Company" refer to the consolidated operations of American Business Holdings, Inc.., a Delaware corporation, and its wholly owned subsidiaries.

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

There is one other manufacturer of polypropylene bags in the DRC; however, Tissakin has secured an advantageous market position because of brand recognition in the DRC. Competitive polypropylene bags are manufactured in China, India, Zambia, and Zimbabwe. However, such foreign-based manufacturers have been subject to interruptions in the supply-chain. Because Tissakin is a DRC company, it does not face the same uncertainties and risks associated with importing. Additionally, Tissakin’s pricing policy for its polypropylene bags is to match or better its competitors’ prices.

Tissakin established the polyethylene product line as a vertical integration to produce liners for use in its polypropylene bags. Over 70% of Tissakin’s polyethylene production becomes liners for Tissakin’s polypropylene bags; the remaining capacity is used to produce plastic bags for such established clients as the local hotels and other shopping marts.

Significant Clients

During the year ended December 31, 2007, the following were Tissakin’s significant clients:

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

The above-mentioned customers purchased over 60% of Tissakin’s production during the year ended December 31, 2007. The remaining production was sold to small local agricultural producers in various parts of the country as well as various agricultural projects sponsored by the Congolese Government under their National Service and Strategic Governmental Reserves programs such as the World Food Program and CTB, which is the Belgium Government aid organization.

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

Holders

As of February 15, 2008, in accordance with our transfer agent records, we had 44 record holders of our Common Stock, holding 82,000,000 shares.

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

None

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

Through its wholly owned subsidiary, Tissakin Ltd., we are a manufacturer of bags for packaging agricultural products in the Democratic Republic of Congo. The bags are made of jute and polypropylene and polyethylene granules. The comparative results of business activity discussed are that of American Business Holdings Inc. and its subsidiary, Tissakin for the years ended December 31, 2006 and 2007 and the quarters ended June 30, 2007 and June 30, 2006.

The demand for our products has been growing every year for the last several years. There is substantial amount of aid that is being donated to the D.R. Congo from institutions such as the World Bank, International Monetary Fund as well as direct aid from USA and the European Community. A large percent of this aid is for agricultural and infrastructure projects. Tissakin, being an agricultural packaging company in the D. R. Congo, is in an position to benefit directly from the increased agricultural production that will derive from this aid. We feel there’s an need to initially double our capacity from a production of 15 million bags per year to 30 million.. Therefore, our ability to achieve our business objectives is contingent upon our success in raising additional capital to enter new markets and then rely on cash flows from operations for future growth.

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

Another area we’ve identified for diversification is in blow-molding. There’s a large demand for 1-4 liter, 4-liter, 5-liter, 20-liter, and 30-liter plastic jerry cans. In Oct 2005, Tissakin already set up a small scale project to test the market with Taiwanese machines. In its first few months of operation, we’ve managed to procure a contract to supply the European oil company, TOTAL, with 1-liter and 4-liter jerry cans and the local market with our own model of 5-liter jerry cans. With the order from TOTAL, Tissakin is already over its capacity. Towards, the middle of 2008, we’ll have to double the capacity of our blow molding section.

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

Both of these products need to be packed in 5-liter containers for easy handling. The management at Tissakin has already set up a primary production unit for the 5-liter jerry cans and besides supplying to the local companies producing oil and water, we provide 1 liter and 4 liter jerry cans to a European oil company, Total/Fina. We feel that the existing capacity is not enough to supply the local oil and water producers as well as Total/Fina and will have to increase the capacity in 2008.

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

Tissakin needs to double its existing capacity of sack production. The cost per loom is approximately $20.000 USD and we estimate that we will need to add 6-8 looms.

Tissakin will need to add to its capacity of blow-molding. The existing capacity of only one blow-molding extruder is insufficient as almost 60% of this capacity is already used up by one client alone, namely Total/Fina Oil Company. The remaining 40% capacity is insufficient to satisfy the demand for 5-liter jerry cans. We feel the need to add another blow-molding machine of 1-liter to 5-liter capacity and another machine that will produce jerry cans of 10-liter, 20-liter, and 30-liters. The cost of the 5-liter machine is approximately $ 250,000 USD and the larger capacity machine will be approximately $400,000 USD. The 5-liter mold will cost approximately $15,000 USD and the 10, 20, and 30-liter molds cost approximately $25,000 USD.

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

Revenues

For the year ended December 31, 2007 our revenue increased by  $ 424,276 to $5,231,960 as compared to $4,807,684 for the year ended December 31, 2006. The increase is due to an increase in overall sales of our main product line, ie. Polypropylene bags, as well as plastic sachets and an increase in sales of our new product lines like Water/Oil jerry cans.  One of our major existing customers to whom the sales have increased during the year is B.T.C. (Belgian Technical Co-operation). This is due to increase in agricultural aid from Belgian Govt. to Congo.

We were able to take advantage of increase in demand by increasing the selling price of our products to new customers.  Ministry of Agriculture, Govt. of Republic of Congo is our new client, which started buying our products in year 2006.

Total Expenses

Cost of Sales increased from $4,126,520 for the year ending December 31, 2006 to $4,412,985 for the year ending December 31, 2007, an increase of $286,465.

General and administrative expenses which include office expenses, travel and entertainment, and professional fees increased from $555,135 for the year ended December 31, 2006 to $627,740 for the year ended December 31, 2007.  Non depreciation General and Administrative expenses increased from $343,672 for the year ended December 31, 2006 to $399,627 for the year ended December 31, 2007.  The increase in our general and administrative expenses was due to additional expenses required in order to become a publicly traded company, and remain in compliance with all reporting requirements. These additional expenses include traveling cost, legal and accounting fees, auditing fees and professional fees associated with obtaining public listing. The general and administrative overheads also include travel and entertainment cost regarding other overseas business trips which were incurred in the process of our company’s public listing.

Net Income

Our net income from operations increased from $68,984 for the fiscal year ending December 31, 2006 to $131,768 for the year ended December31, 2007.  The increase in Net Income was due to an increase in revenues and gross margins.

Liquidity and Capital Resources

We raised $40,000 in a private placement in December 2004 and have a cash balance at December 31, 2007 of $1,881,917. These funds, as well as our business activity, will allow us to have positive cash flows for the current year.

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

In March 2006, the Company filed a registration statement with the SEC which was declared effective in February 2007 registering shares of Common Stock issued to investors in connection with the private placement in December 2004.

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

Item 7.     Financial Statements.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

Consolidated Financial Statements Table of Contents

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of American Business Holding Corporation and Subsidiary as of December 31, 2007 and December 31, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the twelve months then ended. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Business Holding Incorporated and Subsidiary at December 31, 2007 and December 31, 2006 and the results of its operations and its cash flows for the twelve months then ended in conformity with U.S. Generally Accepted Accounting Principles.

Gately & Associates, L.L.C.
Altamonte Springs, FL
February 25, 2008

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	12/31/07	12/31/06

Cash	$1,881,917	$1,055,497
Accounts Receivable	1,786,691	1,659,191
Inventory	1,275,197	1,446,751

Total Current Assets	4,943,805	4,161,439

PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment	33,017,135	32,650,535
Less: Accumulated Depreciation	(12,378,741)	(11,262,957)

Total Property & Equipment	20,638,394	21,387,578

TOTAL ASSETS	$25,582,199	$25,549,017

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES	12/31/07	12/31/06

Accounts Payable	$-	$104,532
Accrued expenses	10,628	4,682

Total Current Liabilities	10,628	109,214

OTHER LIABILITIES

Customer Deposits	1,639	1,639

Total Other Liabilities	1,639	1,639

TOTAL LIABILITIES	12,267	110,853

STOCKHOLDER'S EQUITY

Preferred Stock, $.001 par value;
Authorized: 10,000,000 shares
Issued & Outstanding: none	-	-
Common Stock, $.001 par value;
Authorized: 500,000,000 shares
Issued & Outstanding: 82,000,000 shares	82,000	82,000
Additional paid in capital	22,958,000	22,958,000
Retained earnings	2,529,932	2,398,164

Total Stockholder's Equity	25,569,932	25,438,164

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$25,582,199	$25,549,017

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the twelve months ending December 31, 2007 and 2006

	12/31/07	12/31/06

REVENUE	$5,231,960	$4,807,684

COST OF REVENUE	4,412,985	4,126,520

GROSS PROFIT OR (LOSS)	818,975	681,164

GENERAL AND ADMINISTRATIVE EXPENSES	627,740	555,135

OPERATING INCOME	191,235	126,029

INCOME TAX EXPENSE	59,467	57,045

NET INCOME OR (LOSS)	$131,768	$68,984

Earnings (loss) per share, basic and diluted	$0.002	$0.001

Weighted average number of common shares	82,000,000	82,000,000

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS' EQUITY
As of December 31, 2007

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Balance, December 31, 2003	80,000,000	$80,000	$22,920,000	$2,337,801	$25,337,801

Distributions				(54,847)	(54,847)

Stock issued for cash during
December 2004 for $0.20 per
share	2,000,000	2,000	38,000		40,000

Net income (loss)				20,465	20,465

Balance, December 31, 2004	82,000,000	$82,000	$22,958,000	$2,303,419	$25,343,419

Net income (loss)				25,761	25,761

Balance, December 31, 2005	82,000,000	$82,000	$22,958,000	$2,329,180	$25,369,180

Net Income (loss)				68,984	68,984

Balance, December 31, 2006	82,000,000	$82,000	$22,958,000	$2,398,164	$25,438,164

Retroactive share issuance
treated as a 10-to-1 stock split
at par value, $0.001 per share
on March 9, 2007

Net Income (loss)				131,768	131,768

Balance, December 31, 2007	82,000,000	$82,000	$22,958,000	$2,529,932	$25,569,932

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the twelve months ending December 31, 2007 and 2006

CASH FLOWS FROM OPERATING ACTIVITIES	12/31/07	12/31/06

Net income (loss)	$131,768	$68,984

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Depreciation	1,115,784	1,091,465
Increase (Decrease) in Accounts Receivable	(127,500)	(395,863)
Increase (Decrease) in Inventory	171,555	(227,997)
Increase (Decrease) in Accounts Payable	(104,532)	(234,545)
(Increase) Decrease in Accrued Expenses	5,946	(350)
(Increase) Decrease in Customer Advances	-	-

Total adjustments to net income	1,061,253	232,710

Net cash provided by (used in) operating activities	1,193,021	301,694

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for Property, Plant & Equipment	(366,600)	(126,123)

Net cash flows provided by (used in) investing activities	(366,600)	(126,123)

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-

Net cash provided by (used in) financing activities	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	826,422	175,571
Cash - beginning balance	1,055,497	879,925

CASH BALANCE END OF PERIOD	$1,881,917	$1,055,497

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$59,467	$57,045

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

The preparation of financial statements is in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

The Accounting Acquirer:
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

Inventory:
Inventory is accounted for at lower of standard cost or market.   The Company starts with standard cost approximating the weighted average cost basis with direct labour, direct materials and production overhead applied.  Overhead applied is that of the production facility and does not include general and administrative costs of its administration office.  There are no unusual or significant purchase commitments nor are there liens against and pledges of inventories.  The Company does not hold an allowance for a decline in value to market value as the Company has never had to reduce its inventory value below its cost.  There also have been no significant market declines subsequent to the date of these financial statements.

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

Fair Value of Financial Instruments:
The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other liabilities.  The carrying amount of long-term debt, if used, to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.  The carrying amounts of other financial instruments approximate their fair value because of short-term maturities, currently; the Company has no long-term obligations.

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

3.  Inventories:

Major categories of inventories are as follows:

Year	December 2007	December 2006

Raw materials	$985,057	$1,076,009
Work in process	124,545	153,335
Finished goods	165,595	217,407
Total	$1,275,197	$1,446,751

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

4.  Property, Plant and Equipment:

 As of December 31, 2007, Property, plant and equipment are accounted for as follows:

		Accumulated
	Cost	Depreciation	Net value

Land	$8,467,920	$0	$8,467,920
Industrial buildings	6,073,943	2,291,916	3,782,028
Office building	719,712	273,493	446,220
Residential buildings	5,171,160	1,965,041	3,206,119
Vehicles	450,740	314,298	136,442
Plant and machinery	11,856,434	7,256,768	4,599,666
Computer and software	57,595	57,595	0
Office furniture and fixtures	34,272	34,272	0
Residential furniture & fixtures	185,359	185,359	0
Total	$33,017,135	$12,378,741	$20,638,394

Included in cost of sales is depreciation expense of  $887,671 and included in general and administrative expense is depreciation expense of $228,113.

As of December 31, 2006, Property, plant and equipment are accounted for as follows:

		Accumulated
	Cost	Depreciation	Net value

Land	$8,467,920	$0	$8,467,920
Industrial buildings	5,818,343	2,062,060	3,756,283
Office building	719,712	249,501	470,211
Residential buildings	5,171,160	1,792,669	3,378,491
Vehicles	339,740	282,548	57,192
Plant and machinery	11,856,434	6,598,953	5,257,481
Computer and software	57,595	57,595	0
Office furniture and fixtures	34,272	34,272	0
Residential furniture & fixtures	185,359	185,359	0
Total	$32,650,535	$11,262,957	$21,387,578

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

8.  Employment Contract and Incentive Commitments:

The Company’s subsidiary has labour contracts with no incentive commitments.  Local law requires that after 26 days of employment a contract is to be given to a semi-skilled, skilled or educated employee.  The contract is in one of two forms.  A “Limited Duration Contract” covers the employee for a period of time in which a specific task(s) is completed.  The contract may then be cancelled when the task(s) is completed.  A “Simple Labour” Contract is a permanent labour contract which is not limited in duration.  Both contracts have a structure of eight sanctions that if an employee is reprimanded the employee has eight times to be reprimanded and upon the eighth sanction the employee is terminated.

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

AMERICAN BUSINESS HOLDING CORPORATION
AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

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

Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 8B.    Other Information.

None.

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our executive officers and directors and their respective ages as of February 15, 2008 are as follows:

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

Code of Ethics

As a public company, it is of critical importance that American Business Holdings, Inc.’s filings with the Securities and Exchange Commission be accurate and timely. Depending on their position with the Company, employees may be called upon to provide information to assure that the Company’s public reports are complete, fair, and understandable. American Business Holdings, Inc. expects all of its employees to take this responsibility seriously and to provide prompt and accurate answers to inquiries related to the Company’s public disclosure requirements.

American Business Holdings, Inc.’s Finance Department bears a special responsibility for promoting integrity throughout the Company, with responsibilities to stakeholders both inside and outside of the Company. The Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Finance Department personnel have a special role both to adhere to the principles of integrity and also to ensure that a culture exists throughout the Company as a whole that ensures the fair and timely reporting of the Company’s financial results and conditions. Because of this special role, the CEO, CFO, and all members of the Company’s Finance Department are bound by the Financial Code of Ethics, and by accepting the Financial Code of Ethics, each agrees that they will:

-	Act with honesty and integrity, avoiding actual or actual conflicts of interest in personal and professional relationships.

-
Provide information that is accurate, complete, objective, relevant, timely and understandable to ensure full, fair, accurate, timely, and understandable disclosure in the reports and documents that American Business Holdings, Inc. files with, or submits to, government agencies and in other public communications.

-	Comply with the rules and regulations of federal, state and local governments, and other appropriate private and public regulatory agencies.

-	Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one’s independent judgment to be subordinated.

-
Respect the confidentiality of information acquired in the course of one’s work, except when authorized or otherwise legally obligated to disclose. Confidential information acquired in the course of one’s work will not be used for personal advantage.

-	Share job knowledge and maintain skills important and relevant to stakeholders needs.

-	Proactively promote and be an example of ethical behavior as a responsible partner among peers, in the work environment and in the community.

-	Achieve responsible use of, and control over, all of the assets and resources employed by, or entrusted to yourself, and your department.

-	Receive the full and active support and cooperation of the Company’s Officers, Sr. Staff, and all employees in the adherence to this Financial Code of Ethics.

-
Promptly report to the CEO or CFO any conduct believed to be in violation of law or business ethics or in violation of any provision of this Code of Ethics, including any transaction or relationship that reasonably could be expected to give rise to such a conflict. Further, to promptly report to the Chair of the Company’s Audit Committee such conduct if by the CEO or CFO or if they fail to correct such conduct by others in a reasonable period of time.

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

Item 10.    Executive Compensation.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until December 31, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (5)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Syed Irfan President, Chief Executive Officer, Chief Financial Officer	2007	$0	0	0	0	0	0	0	0
	2006	$0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2007, 2006 and 2005 and the subsequent period up to the date of the filing of this prospectus.

None of our directors have received monetary compensation since our incorporation to the date of this registration statement. We currently do not pay any compensation to our sole director serving on our Board of Directors.

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2007, 2006 or 2005 and the subsequent period up to the date of the filing of this prospectus.

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2007, and the subsequent period up to the date of the filing of this prospectus.

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of February 15, 2008 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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

(1) The address for each of the beneficial owners listed in this table is 1223 Wilshire Boulevard, Suite 851, Santa Monica CA 90403

The percent of class is based on 82,000,000 shares of common stock issued and outstanding as of February 15, 2008.

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

Item 14.    Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2007, we were billed approximately $ 7,500 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2006, we were billed approximately $ 7,500 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal years ended December 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BUSINESS HOLDINGS, INC.

By:	/s/ Sayed Irfan Husain
Sayed Irfan Husain
President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date:	February 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sayed Irfan Husain	President, Chief Executive Officer,	February 28, 2008
Sayed Irfan Husain	Chief Financial Officer and Principal Accounting Officer