Form 10-Q
period 2008-03-31
American Business Holdings, Inc
filed 2008-05-13
CIK 1355835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

Form 10-Q
_______________________

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

333-132429
(Commission file number)

AMERICAN BUSINESS HOLDINGS INC.
(Exact name of small business issuer as specified in its charter)

Delaware	80-0122921
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No.194,Guogeli Street, Harbin,
Heilongjiang Province, China 150001
(Address of principal executive offices)

011-86-451-87702255
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒                   No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐             No    ☒

On May 12, 2008, 17,000,000 shares of the registrant's common stock were outstanding.

AMERICAN BUSINESS HOLDINGS INC. AND SUBSIDIARY

INTRODUCTORY EXPLANATION

The financial statements, as well as the discussion and analysis of the financial condition and results of operations of American Business Holdings Inc. (the "Company"), that are provided in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, reflect the business of the Company as it existed on March 31, 2008.  As disclosed in greater detail in Note 12 of Part I and Item 5 of Part II of this Form 10-Q as a subsequent event, on April 11, 2008 we completed a series of transactions that changed our operations.  We refer you to those sections, as well as to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission ("SEC") on April 17, 2008, for a more detailed description of the transactions and our business going forward.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

AMERICAN BUSINESS HOLDINGS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of March 31,2008 and December 31, 2007

ASSETS

CURRENT ASSETS	03/31/08	12/31/07

Cash	$1,941,110	$1,881,917
Accounts Receivable	1,757,527	1,786,691
Inventory	1,346,166	1,275,197

Total Current Assets	5,044,803	4,943,805

PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment	33,117,022	33,017,135
Less: Accumulated Depreciation	(12,661,008)	(12,378,741)

Total Property & Equipment	20,456,014	20,638,394

TOTAL ASSETS	$25,500,817	$25,582,199

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES	03/31/08	12/31/07

Accounts Payable	$59,500	$-
Accrued expenses	9,031	10,628

Total Current Liabilities	68,531	10,628

OTHER LIABILITIES

Customer Deposits	-	1,639

Total Other Liabilities	-	1,639

TOTAL LIABILITIES	68,531	12,267

STOCKHOLDER'S EQUITY

Preferred Stock, $.001 par value;
Authorized: 10,000,000 shares Issued & Outstanding: none	-	-
Common Stock, $.001 par value;
Authorized: 500,000,000 shares Issued & Outstanding: 82,000,000 shares	82,000	82,000
Additional paid in capital	22,958,000	22,958,000
Retained earnings	2,392,286	2,529,932

Total Stockholder's Equity	25,432,286	25,569,932

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$25,500,817	$25,582,199

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ending March 31, 2008 and 2007

	03/31/08	03/31/07

REVENUE	$879,470	$1,238,840

COST OF REVENUE	803,428	1,046,328

GROSS PROFIT OR (LOSS)	76,042	192,512

GENERAL AND ADMINISTRATIVE EXPENSES	190,412	155,585

OPERATING INCOME	(114,370)	36,927

INCOME TAX EXPENSE	23,276	28,447

NET INCOME OR (LOSS)	$(137,646)	$8,480

Earnings (loss) per share, basic and diluted	$(0.002)	$0.000

Weighted average number of common shares	82,000,000	82,000,000

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDINGS INC. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' EQUITY
As of March 31, 2008

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Balance, December 31, 2007	82,000,000	$82,000	$22,958,000	$2,529,932	$25,569,932

Net Income (loss)				(137,646)	(137,646)

Balance, March 31, 2008	82,000,000	$82,000	$22,958,000	$2,392,286	$25,432,286

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ending March 31, 2008 and 2007

CASH FLOWS FROM OPERATING ACTIVITIES	03/31/08	03/31/07

Net income (loss)	$(137,646)	$8,480

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Depreciation	282,267	272,866
Increase (Decrease) in Accounts Receivable	29,164	(85,612)
(Increase) Decrease in Inventory	(70,969)	(190,598)
Increase (Decrease) in Accounts Payable	59,500	2,071
(Increase) Decrease in Accrued Expenses	(1,597)	(1,969)
(Increase) Decrease in Customer Advances	(1,639)	-

Total adjustments to net income	296,726	(3,242)

Net cash provided by (used in) operating activities	159,080	5,238

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for Property, Plant & Equipment	(99,887)	-

Net cash flows provided by (used in) investing activities	(99,887)	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-

Net cash provided by (used in) financing activities	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	59,193	5,238
Cash - beginning balance	1,881,917	1,055,497

CASH BALANCE END OF PERIOD	$1,941,110	$1,060,735

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$23,276	$28,447

The accompanying notes are an integral part of these financial statements.

AMERICAN BUSINESS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

1.  Nature of Operations and Basis of Presentation

Basis of Presentation

The unaudited consolidated financial statements have been prepared by American Business Holding Inc. (the "Company") pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in quarterly consolidated financial statements prepared in accordance with US generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB filed with the SEC on February 29, 2008.  The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Nature of Business:

American Business Holding Inc. (the "Company") was incorporated on September 9, 2004 in the State of Delaware with its resident agent located in Delaware.  The Company’s fiscal year end is December 31, a calendar year.  During September 2004 the Company commenced operations with the acquisition of Tissakin Ltd. (the "Subsidiary").  The Company issued 8,000,000 shares of its common stock in exchange for all of the 216,000 outstanding shares of the Subsidiary.

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

Subsequent to the period end, the Company entered into a Share Exchange Agreement with Wealthlink Co., Ltd. and the shareholders of Wealthlink.  Refer to Note 12.

2.  Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Functional Currency:

All amounts in the Company’s financial statements and related footnotes are stated in U.S. Dollars.  The Company had no significant gains or losses from foreign currency transactions and no material adjustments to the financial statements for translation adjustments.  The functional currency of the Company is U.S. Dollars, but the Company does keep minimal amounts in the local currency for transactions on a day to day basis in a country that uses U.S. Dollars as well as its currency.  The Company reviews its compliance with Statement of Financial Accounting Standards ("SFAS") No. 52 on a quarterly basis.

AMERICAN BUSINESS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Basis of Accounting:

The Company’s financial statements are prepared in accordance with GAAP.  Revenues and expenses associated with the manufacture of packaging and sale are accounted for as revenue and expense when sold.  No extended warranties exist.

Estimates and adjustment:

The Company’s management is of the opinion that all estimates and adjustment have been made in accordance with GAAP in order for the financial statements to not be misleading.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The Accounting Acquirer;

Prior to the acquisition of the Subsidiary, the Company was a non-operating corporation with nominal assets in the form of cash.  The owners and management of the Subsidiary, a private operating company, have operating control of the Company as a result of the transaction.  Therefore, this transaction is a capital transaction in substance, rather than a business combination, in the form of a share exchange.  That is, the transaction is equivalent to the issuance of stock by a private company, the Company, for the stock of the subsidiary which resulted in a re-capitalization of the Company.  The accounting is identical to that resulting from a reverse acquisition, except no goodwill or other intangible assets are recorded. Because the Subsidiary is essentially then treated as the acquirer for accounting purposes, the equity accounts are adjusted for the share exchange and carried forward.  Prior accumulated deficits of the Company are adjusted to additional paid in capital therefore carrying forward the accumulated deficit or earnings of the Subsidiary.

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

AMERICAN BUSINESS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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

Income Taxes:

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities.  Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Currently, the Company has no U.S. tax responsibility to account for in the financial statements.  To this date the Company has had no operating activity and therefore has no tax liabilities or assets.

The Subsidiary records tax expense in accordance with the tax laws of the Democratic Republic of the Congo and has no other tax liabilities.

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

Earning Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board ("FASB") under SFAS No. 128, Earnings per Shares. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

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

3.  Accounts Receivable:

Accounts receivable historically have been immaterial for bad debts to be accounted for by the Company. The Company’s management has decided that an allowance is not necessary.

AMERICAN BUSINESS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

4.  Inventories:

Major categories of inventories are as follows:

	March 31, 2008	December 31, 2007

Raw materials	$970,199	$985,057
Work in process	147,087	124,545
Finished goods	228,880	165,595
Total	$1,346,166	$1,275,197

5.  Property, Plant and Equipment:

 As of March 31, 2008, Property, plant and equipment are accounted for as follows:

	Cost	Accumulated Depreciation	Net Value

Land	$8,467,920	$0	$8,467,920
Industrial buildings	6,129,512	2,350,574	3,778,938
Office building	719,712	279,490	440,222
Residential buildings	5,171,160	2,008,134	3,163,026
Vehicles	450,740	323,623	127,117
Plant and machinery	11,900,752	7,421,960	4,478,792
Computer and software	57,595	57,595	0
Office furniture and fixtures	34,272	34,272	0
Residential furniture & fixtures	185,359	185,359	0
Total	$33,117,022	$12,661,008	$20,456,014

Included in cost of sales is depreciation expense of $223,851 and included in general and administrative expense is depreciation expense of $58,416.

As of December 31, 2007, Property, plant and equipment are accounted for as follows:

		Accumulated
	Cost	Depreciation	Net value

Land	$8,467,920	$0	$8,467,920
Industrial buildings	6,073,943	2,291,916	3,782,028
Office building	719,712	273,493	446,220
Residential buildings	5,171,160	1,965,041	3,206,119
Vehicles	450,740	314,298	136,442
Plant and machinery	11,856,434	7,256,768	4,599,666
Computer and software	57,595	57,595	0
Office furniture and fixtures	34,272	34,272	0
Residential furniture & fixtures	185,359	185,359	0
Total	$33,017,135	$12,378,741	$20,638,394

Included in cost of sales is depreciation expense of  $887,671 and included in general and administrative expense is depreciation expense of $228,113.

AMERICAN BUSINESS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

6.  Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of trade payables, accrued payroll and payroll taxes created from normal operations of the business.

7.  Long-term Debt:

Long-term debt is not used by the Company.  The Company has no leases that would be accounted for as long-term leases or capital leases.

8.  Stockholders’ Equity:

The Company has authorized 500,000,000 common shares of stock with a par value of $.001; and the Company has authorized 10,000,000 preferred shares of stock with a par value of $.001 of which none have been issued.

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

9.  Employment Contract and Incentive Commitments:

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

10.  Deferred Tax Assets and Liabilities:

The Company accounts for income taxes in accordance with SFAS No. 109.  As of March 31, 2008 and December 31, 2007, the Company had no deferred tax asset or liabilities as the Company had no US activities to account for deferred tax assets and liabilities.  The Subsidiary pays income tax in accordance with the laws of the Democratic Republic of the Congo whereby there are no deferred tax assets and liabilities to account for.  If the Company accounted for the Subsidiary’s income tax liability under the U.S. tax code the Company would accrue a tax liability at an effective rate of 20% whereby the tax liability for December 31, 2007 and December 31, 2006 would have been$26,454 and $13,797, respectively.  There would be no deferrals of tax assets or liabilities that would be derived from applying U.S. accounting standards.

AMERICAN BUSINESS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

11.  Litigation, Claims and Assessments:

There is no litigation, claims and assessments asserted or known by the Company’s management.

12.  Subsequent Events:

On April 11, 2008 (the “Closing Date”), the Company entered into a Share Exchange Agreement (the “Agreement”) with Wealthlink Co., Ltd. (“Wealthlink”), a corporation organized under the laws of the Cayman Islands, and the shareholders of Wealthlink (the “Wealthlink Shareholders”) pursuant to which the Company acquired all of the outstanding shares of common stock of Wealthlink from the Wealthlink Shareholders. As consideration for the acquisition of the shares of Wealthlink, the Company issued an aggregate of 13,300,000 shares of the Company's common stock, $0.001 par value (the “Common Stock”) to the Wealthlink Shareholders.

Also, on the Closing Date, immediately prior to and as a condition to the completion of the Agreement, the Company entered into a Stock Purchase Agreement with each of Syed Irfan Husain, the Company’s then President and Chief Executive Officer, Syed Idris Husain, a then director of the Company, and Verifica International, Ltd. (collectively, the “Buyers”).  Pursuant to this agreement, the Buyers acquired all of the issued and outstanding shares of the Subsidiary in consideration of 79,000,000 shares of Common Stock then held by the Buyers.

Additionally, on the Closing Date, the Company entered into a Securities Purchase Agreement (the "SPA") and related agreements with three investors (the “Purchasers”) for an aggregate of $2,000,000 (the “Financing”). On the Closing Date, upon the terms and subject to the conditions set forth in the SPA, the Company sold, and the Purchasers purchased, in the aggregate, $2,000,000 in principal amount of shares of the Company's Common Stock (the “Shares”) and warrants (the “Warrants”), as defined in the SPA. The Warrants have an exercise price of $1.25 and are exercisable at any time through the third anniversary of the initial exercise of the Warrant. Additionally, each Purchaser’s ability to exercise the Warrant is limited to the extent such Purchaser’s beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) would exceed 4.99% of the Company’s outstanding Common Stock. From the Closing Date and through the twelve-month anniversary of the Closing Date, the Purchaser’s agreed not to sell any Shares or Warrants. The Company is obligated to file a registration statement with respect to the Shares and Warrants within 180 calendar days of the Closing Date.

On the Closing Date, the Company also entered into a Consulting Agreement with Syed Idris Husain (the “Consultant”), pursuant to which the Consultant is to provide the Company with regular and customary consulting advise as is requested by the Company for a period of 6 months from the Closing Date. Consultant shall be paid the sum of $300,000 in consideration of such services to be provided.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed  in our other SEC filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations relates to the period ended March 31, 2008.  As disclosed in Item 5 of this Part II  as a subsequent event, on April 11, 2008 we completed a series of transactions that changed our operations as described in detail in our Current Report on Form 8-K, filed with the SEC on April 17, 2008.  We refer you to that report for a more detailed description of the transactions and our business going forward.

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

Tissakin was established in 1947 as Tissaco by FICO (Financing and Commercialization of Fiber), a Belgium holding company that invested heavily in what was then the Belgian Congo. The company’s name was changed to Tissakin after 1960 when the Belgian Congo gained independence. Tissakin expanded its operations in 1997 by purchasing plant, property and equipment, and establishing a factory for making packaging bags from natural jute fiber, polypropylene and polyethylene. In 2000, Tissakin purchased a polypropylene/polyethylene recycling machine from Taiwan, and its installation has significantly reduced manufacturing costs.

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

Liquidity and Capital Resources

We raised $40,000 in a private placement in December 2004 and maintained a cash balance at March 31, 2008 of $1,941,110. These funds as well as our business activity will allow us to have positive cash flows for the current year.

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

Results from Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Revenues decreased from $1,238,840 for the three months ended March 31, 2007 to $879,470 for the three months ended March 31, 2008, a decrease of $359,370 or 29%. The decrease in revenue was directly related to a severe congestion of containers in the Port of Matadi, which is the main ocean freight terminal for D.R.Congo. The congestion caused the customs clearing process to slow down resulting in raw material shortages which in turn had a negative effect on production and sales. The problem of congestion is being resolved and situation should normalize fairly soon.

Total Expenses

Cost of Revenue decreased from $1,046,328 for the three months ended March 31, 2007 to $803,428 for the three months ended March 31, 2008 a decrease of $242,900 or 23% which was a result of our decrease in revenues.

General and Administrative expenses which includes general office expenses, travel and entertainment, and professional fees increased from $155,585 for the three months ended March 31, 2007 to $190,412 for the three months ended March 31, 2008 an increase of $34,827 or 22%.  The reason for the increase is due to several factors. A substantial amount has been incurred for visiting the offices of clients and suppliers of raw material, semi-finished bags and spare parts in view of planning an increase in production capacity for fulfilling the increasing demand of bags.

Net Profit

We had net loss of $137,646 for the three months ended March 31, 2008 compared to a net profit of $8,480 for the three months ended March 31, 2007.  The reason for the decrease in profit was the decrease in sales.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Foreign Currency Exchange Rate Risk

The Company procures products from domestic sources with operations located overseas.  As such, its financial results could be indirectly affected by the weakening of the dollar.  If that were to occur, and if it were material enough in movement, the financial results of the Company could be affected, but not immediately because the Company has entered into contracts with these vendors which establish product pricing levels for up to one year.  Management believes these contracts provide a sufficient amount of time to mitigate the risk of changes in exchange rates.

Item 4(T).	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

There have been no material changes from the disclosure provided in Part 1, Item 3 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 Submission of Matters to a Vote of Security Holders

No matter was submitted during the fiscal year ending March 31, 2008, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.                 Other Information

On April 11, 2008 (the “Closing Date”), we entered into a Share Exchange Agreement (the “Agreement”) with Wealthlink Co., Ltd. (“Wealthlink”), a corporation organized under the laws of the Cayman Islands, and the shareholders of Wealthlink (the “Wealthlink Shareholders”) pursuant to which we acquired all of the outstanding shares of common stock of Wealthlink from the Wealthlink Shareholders. As consideration for the acquisition of the shares of Wealthlink, we issued an aggregate of 13,300,000 shares of our Common Stock to the Wealthlink Shareholders.

Also, on the Closing Date, immediately prior to and as a condition to the completion of the Agreement, we entered into a Stock Purchase Agreement with each of Syed Irfan Husain, our then President and Chief Executive Officer, Syed Idris Husain, our then director, and Verifica International, Ltd. (collectively, the “Buyers”).  Pursuant to this agreement, the Buyers acquired all of the issued and outstanding shares of Tissakin in consideration of 79,000,000 shares of Common Stock then held by the Buyers.

Additionally, on the Closing Date, we entered into a Securities Purchase Agreement (the "SPA") and related agreements with three investors (the “Purchasers”) for an aggregate of $2,000,000 (the “Financing”). On the Closing Date, upon the terms and subject to the conditions set forth in the SPA, we sold, and the Purchasers purchased, in the aggregate, $2,000,000 in principal amount of shares of our Common Stock (the “Shares”) and warrants (the “Warrants”), as defined in the SPA. The Warrants have an exercise price of $1.25 and are exercisable at any time through the third anniversary of the initial exercise of the Warrant. Additionally, each Purchaser’s ability to exercise the Warrant is limited to the extent such Purchaser’s beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) would exceed 4.99% of our outstanding Common Stock. From the Closing Date and through the twelve-month anniversary of the Closing Date, the Purchaser’s agreed not to sell any Shares or Warrants. We are obligated to file a registration statement with respect to the Shares and Warrants within 180 calendar days of the Closing Date.

On the Closing Date, we also entered into a Consulting Agreement with Syed Idris Husain pursuant to which Mr. Husain is to provide us with such regular and customary consulting advise as we may request for a period of 6 months from the Closing Date. Mr. Husain shall be paid the sum of $300,000 in consideration of such services to be provided.

A more complete description of the transactions summarized above, as well as a detailed discussion of our business following the consummation of these transactions, is included in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on April 17, 2008.

Item 6.                 Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Business Holdings Inc.

May 13, 2008	By:	/s/ Tong Liu
Tong Liu Chief Executive Officer (Principal Executive Officer)

May 13, 2008	By:	/s/ Xia Yu
Xia Yu Chief Financial Officer (Principal Financial and Accounting Officer)