Form 10-K
SOKO FITNESS & SPA GROUP, INC.
filed 2008-08-29
CIK 1355835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to  .

Commission File No. 333-132429

SOKO FITNESS & SPA GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	80-0122921
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No.194,Guogeli Street, Harbin,
Heilongjing Province, China 150001

(Address of Principal Executive Offices, including zip code)

011-86-451-87702255

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

On August 27, 2008, 17,000,000 shares of the registrant’s common stock were outstanding.
The aggregate market value of the voting stock held by non-affiliates as of November 30, 2007 was approximately $3,000,000.

Documents Incorporated by Reference
None

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties.  Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this annual report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission ("SEC"), and that these statements are only estimates or predictions.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of this annual report.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this annual report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

PART I

In this Annual Report on Form 10-K, we will refer to SOKO Fitness & Spa Group, Inc., a Delaware corporation, as "SOKO," "our company," "we," "us," and "our" and includes our subsidiary Wealthlink Co., Ltd. ("Wealthlink"), its wholly-owned subsidiary, Harbin Mege Union Beauty Management Ltd. ("Mege Union") and its variable interest entity, Queen Group (as defined below).  The Queen Group is defined to include Harbin Daoli Queen Demonstration Beauty Parlor, Harbin Huang Emperor & Golden Gym Club Co. Ltd., Harbin Queen Beauty Demonstration Center (and its branches) and Harbin Queen Beauty Vocational Skill Training School.

Item 1.  Business.

Corporate History

SOKO was incorporated as a Delaware corporation on September 9, 2004 under the name American Business Holdings, Inc. as a holding vehicle to own and control a textile and plastic packaging company in Central and East Africa. On September 12, 2004, the company completed a Stock Purchase Agreement and Share Exchange in which it purchased all of the outstanding membership shares in Tissakin Ltd., a Democratic Republic of Congo Corporation, so that Tissakin Ltd. became our wholly owned subsidiary. Through its wholly owned subsidiary, Tissakin Ltd., the company was a manufacturer of bags for packaging agricultural products in the Democratic Republic of Congo.

On April 11, 2008 (the “Closing Date”), we entered into a Share Exchange Agreement with Wealthlink and the Wealthlink Shareholders pursuant to which the company acquired all of the outstanding shares of common stock of Wealthlink from the Wealthlink Shareholders in exchange for their outstanding shares of Wealthlink common stock and a cash payment of $300,000. Additionally, on the Closing Date, Mr. Tong Liu, our current Chairman of the Board and Chief Executive Officer, entered into Securities Purchase Agreements with each of Syed Idris Husain, then director of the company, and certain other SOKO shareholders pursuant to which Mr. Liu purchased 1,000,000 shares of common stock from Mr. Husain and an aggregate of 1,575,000 shares of common stock from other SOKO shareholders for a total aggregate purchase price of $400,000.  These transactions are collectively referred to as the "share exchange."

Also, on the Closing Date, immediately prior to and as a condition to the completion of the share exchange, the company entered into a Stock Purchase Agreement with each of Syed Irfan Husain, the Company’s then President and Chief Executive Officer, Syed Idris Husain, and Verifica International, Ltd. (collectively, the “Buyers”).  Pursuant to this agreement, the Buyers purchased all issued and outstanding shares of Tissakin Ltd., a Democratic Republic of Congo corporation and a wholly-owned subsidiary of the company, in consideration of 79,000,000 shares of common stock of the company owned by the Buyers.

As a result of the consummation of all of these transactions, the company reacquired 81,575,000 shares from its original shareholders and issued an aggregate of 13,300,000 shares of our common stock to the Wealthlink Shareholders.  Further, in consideration of services provided to us in association with the consummation of these transactions, an aggregate of 1,275,000 shares were issued to several advisors in lieu of cash compensation.  The remaining 67,425,000 shares acquired by the company were canceled.

Additionally, on the Closing Date, SOKO entered into a Securities Purchase Agreement, Warrant, Registration Rights Agreement and Lock-Up Agreement with three investors (the “Purchasers”) for an aggregate of $2,000,000 (the “Financing”). Upon the terms and subject to the conditions set forth in the Securities Purchase Agreement, SOKO sold, and the Purchasers purchased, in the aggregate, 2,000,000 shares of our common stock and warrants to purchase an additional 2,000,000 shares. The warrants have an exercise price of $1.25 and are exercisable at any time through the third anniversary of the Closing Date. Additionally, each Purchaser’s ability to exercise the warrant is limited to the extent such Purchaser’s beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) would exceed 4.99% of the SOKO’s outstanding common stock. From the Closing Date and through the twelve-month anniversary of the Closing Date, certain SOKO shareholders agreed not to sell any of their shares of our common stock. The company filed a registration statement with respect to the shares and warrants acquired by the Purchasers with the SEC on June 10, 2008.  This registration statement remains subject to SEC review.

On the Closing Date, we also entered into a Consulting Agreement with Syed Idris Husain, pursuant to which Mr. Husain agreed to provide us with such regular and customary consulting advice as may be requested for a period of 6 months from the Closing Date. Mr. Husain shall be paid the sum of $300,000 in consideration of such services to be provided.

After the completion of the transactions described above, we changed our name to SOKO Fitness & Spa Group, Inc.

We currently have two subsidiaries and are associated with six additional entities comprising the variable interest entity known as the Queen Group.  For ease of reference we will refer to all of these entities collectively as our "subsidiaries" throughout this annual report, unless it is necessary to the understanding of the context to differentiate among subsidiaries and the Queen Group.

Mege Union was incorporated under the laws of the PRC on June 19, 2007 as a wholly foreign-owned subsidiary of Wealthlink. Mege Union has not carried on any substantive operations of its own, except for the entering of certain exclusive agreements with the Queen Group. The entities in Queen Group were all organized in the PRC as either limited liability company or sole proprietorship.

The paid-in capital of Queen Group was funded by the majority stockholders of Mege Union. PRC law currently limits foreign ownership of companies. To comply with these foreign ownership restrictions, on August 3, 2007, Mege Union entered into exclusive agreements with the Queen Group and their stockholders. Pursuant to these agreements, Mege Union provides exclusive consulting and other general business operation services to Queen Group, in return for a consulting services fee which is equal to Queen Group’s revenues. In addition, Queen Group’s shareholders have pledged their equity interests in Queen Group to Mege Union, irrevocably granted Mege Union an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Queen Group and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Mege Union.

Through these contractual arrangements. Mege Union has the ability to substantially influence Queen Group’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholders’ approval.

We started our existing operations as a single beauty salon and spa at Harbin City, Heilongjiang Province, China. Through 15 years of dedicated efforts, we have grown five times in terms of the number of facilities and those facilities have become the distinctive destinations that attract more than 10,000 members every year.

Our Business

We are in the business of operating distinctive destination centers that offer professional fitness, beauty salon and spa services in China. We provide programs, services and products that uniquely combine exercise, education and nutrition to help members lead a healthy way of life and achieve their fitness goals.

The following chart sets forth our organizational structure and the brand names under which we operate.  Beauty salon facilities are located in each of our spa locations.

*	The entities connected to Mege Union by the dotted lines above are collectively known as the "Queen Group" and are the variable interest entity associated with Mege Union.

We believe that the health and fitness market in China provides an excellent opportunity for growth and we are currently focused on taking advantage of this opportunity using several models for expansion:

•
Direct-ownership: with existing experiences and successful business model, we have started the physical expansion grogram through constructions of new facilities or re-modification of existing facilities.

•
Franchising: we are planning to roll out our franchising model to expand at a higher speed. Through a sophisticated network with many owners of well-established & well-positioned beauty salons & spas, and fitness centers, we will initially promote franchising within the network because we believe those businesses are already well reached or even above the qualifications required by us in terms of franchising standards. The existing salons, spas and fitness centers, which require the minimum re-modifications on physical facilities and minimum re-staff, will be prioritized as first wave of franchising facilities.

•
Luxury Business: besides pursuing the physical expansion under similar business model, we also found other business models highly attractive due to the high speed of expansion to metropolitan areas and real estate development in suburban areas, a huge potential demand for complimentary beauty salon, spas and fitness centers attached to mid- and high-end residential communities is increasing.  We have foreseen this opportunity as a key to further open mid- and high-end consumer market which will potentially bring us into another stage of high-speed growth.

•
Technology Development: we also aim to develop our technology in order to stay on the top of competitions and trends. A full functioned website will be developed to integrate many value-added services, includes professional online consulting, service plan online DIY, etc.

Expansion Models Comparison

	Direct-own	Franchise	Business (luxury)	Technology
Narrow down target’s theme	Develop more wholly owned stores and upgrade the owned ones.	Attract more qualified partners joining in.	Develop high-end market to accelerate our revenue growth.	SOKO personalized online service, fulfills every customer’s needs, and integrates the SOKO comprehensive services into the online version.

Collecting market data, information and sample surveys	Surveys and reports	Online approaching	Large scale surveys in high-end neighborhoods	Study and build upon successful online marketing cases

Sort all data	Direct-own store local survey and report	Evaluate candidate franchised stores’ potentials and determine whether to approve or reject the application	Data of the income levels and consumption levels of the high-end neighborhoods

Provide business plans (BPs)	provide several business plans (BPs) for each target
Choose one BP	Make decision, choose one for each target
Detailed implementation plan	Turn the BP into the detailed implementation plan
Set up quality control rules	Set up quality control rules and evaluation standards for each BP
Addition
1.Budget and implementation table to help monitor every project’s status
2.Project expectation, measures the BP
3. BPs bibliography. Guarantee the reliability and feasibility of the BPs
4.Alternative BPs
5.Risk control, alert risk in advance

Products and Services

We currently maintain more than 10,000 memberships within six fitness and spa facilities located in the northeast region of China.  Our goal is to provide programs, services, and products that are uniquely combined with exercise, education, and nutrition to assist our members with achieving fitness and beauty goals that may help them achieve a richer lifestyle.

Professional Fitness	Beauty Salon	Lifestyle and Spa

• Cardiovascular, resistance and free-weight equipment;	• Hair, Nail and Skin Care;	• Yoga;
• Professional training;	• Body Re-shaping; and	• Swimming Pool;
• Group Training;	• Whirlpool, Sauna and Steam Room	• Therapeutic Massage; and Body Massage
• Comprehensive Fitness Testing;
• Educational Demonstrations;
• Nutrition Coaching;
• Weight Loss Programs;
• Remix;
• Fight-do; and
• Body-Balance.

We also offer our members high-end beauty and skin care products, including: Albion; Albion-EXG; Syma; La Colline; SELF’SHOW; and BDO product lines.

We generally open our facilities to members 12 hours a day, 7 days a week.  Currently, our members average 19,800 visits per month at the SOKO Fitness Center and 9,000 visits per month at our spas.

We typically experience the highest level of member activity at our fitness facility and beauty salon and spa facilities during the hours of 11:00 a.m. – 01:00 p.m. and 05:00 p.m. – 07:00 p.m. Currently, we are running at maximum capacity at each one of our facilities.  We believe additional facilities are needed to optimize the usage of our facilities, to maximize the satisfaction of our members, and to avoid inadequate space issues, such as lack of equipment, professional trainers, spa and beauty professionals, etc.

The Queen Group

The Queen Group's revenue accounted for 86% of our total revenue during fiscal 2008. The Queen Group consists of independently owned variable interest entities through which we operate successful salons and fitness centers.  The companies comprising the Queen Group are:

•	Harbin Huang Emperor & Golden Gym Club Co., Ltd.;

•	Harbin Daoli Queen Demonstration Beauty Parlor;

•	Harbin Queen Beauty Demonstration Center (and the Nangang and Kunlun branches of the Center); and

•	Harbin Queen Beauty Vocational Skill Training School.

Our affiliation with the Queen Group is managed through several exclusive agreements between the Company and each Queen Group’s entity.  These agreements are:

•
a Consulting Services Agreement between Mege Union and the Queen Group entity that provides for Mege Union to exclusively provide essential services relating to technology, human resources and research and development to the Queen Group entity in exchange for a Consulting Services Fee;

•
an Operating Agreement between Mege Union and the Queen Group entity that prohibits the Queen Group entity from taking certain material actions or entering into material agreements, including assuming debt, selling or purchasing any assets or rights, using the entity's assets or rights as collateral, or assigning some or all of the business to a third party, without the prior written consent of Mege Union;

•
an Option Agreement among Mege Union, the Queen Group entity and the shareholders of such entity that grants Mege Union the right to acquire all of the shareholders' interest in the Queen Group entity when, if and to the extent permitted by the laws of the People's Republic of China and prohibits the shareholders from otherwise disposing of their interest in the Queen Group entity except with the prior written consent of Mege Union;

•
an Equity Pledge Agreement among Mege Union, the Queen Group entity and the shareholders of such entity that grants Mege Union a pledged interest in all of the issued and outstanding interest of the shareholders in the their shares, including the right of Mege Union to vote such shares, as security for the performance of the Queen Group entity's obligations under the Consulting Services Agreement and further ; and

•
a Proxy Agreement between Mege Union and the shareholders of the Queen Group entity that grants the board of directors of Mege Union an irrevocable proxy for the maximum period permitted by law, to vote the shareholders shares of the Queen Group entity in such manner and for or against such proposals as the board may determine.

As a result of the understandings and agreements provided in the foregoing documents, we effectively control each of the Queen Group entities.

Key Characteristics

Combined with 15 years of knowledge and experience with beauty salon operations, advanced western management, and Chinese consumers’ habit, we have has developed a localized managing system that supports our leading position in our current fitness & spa operations as well as our future expansion potential.

Our internal management systems address the following areas:

•	Working environment;
•	Equipments;
•	Research & Development;
•	Employee benefits; and
•	Employee training (professional courtesy).

Additionally, we have dedicated managers who focus on the following external areas of management control:

•	Marketing;
•	Financing;
•	Logistic control; and
•	Public relations.

We have instituted a number of incentive plans that are designed to attract and motivate customers, employees and strategic partners, leading to more solid relationships and enhanced customer loyalty.

We have set our focus on serving wealthy individuals with premium consumption powers (mid- to upper-tier consumer group). We have also set our consumer focus on corporate clients who are willing to compensate their employees with memberships in our facilities as extra benefits.  However, currently we are not reliant on corporate clients.  As of May 31, 2008, corporate clients contributed approximately 2.7% to our total revenue.

Marketing Strategy

We strategically target the following individual customer groups to differentiate ourselves from our competitors:

•	Management level group from various enterprises (this group has the highest demands on their lifestyle and tastes as well as the awareness of their appearances and health conditions);

•
White-collar group from various enterprises (this group tends to be the most active group of population in pursuit of the newest trends in fashion and sport activities. They also have high quality lifestyles and are considered one of the strongest consumption power groups);

•	Government group (this group tends to contain the more senior portion of the population which has comparatively higher demands on their conditions); and

•	Foreigner group (this group is the mature-stage-consumer group who usually have higher incentives and initiatives to become the member of beauty salon and spa and fitness center).

We not only engage in traditional marketing tools to advertise in the marketplace, but also develop mutually beneficial platforms through our institutional customers to further enhance our marketing strategy:

•
Direct Telemarketing: by having access to the contact information of wealthy individuals and households, we believe direct telemarketing is one of most effective marketing to reach its desired target customers. Our partner for information sharing in this sector is China Mobile Ltd.;

•
Event Sponsorship: by engaging the major event sponsorships with other reputable institutes, we have further increased our market awareness and exposure within the wealthy individual and household communities. Our partner for information sharing in this sector is Hiersun Diamond Group;

•
Joint Sales: we jointly sell our memberships with third party institutes to efficiently utilize the marketing effects of other brands and eventually to achieve mutual benefits by all parties. Some of our partners for information sharing in this sector include China Everbright Bank, Shanghai Pudong Development Bank, China Southern Airline, Songlei Commercial Group; and

•	Traditional Media: we also use traditional media channels such as television, magazine, radio and newspaper advertising to reach our target audience.

Competition

China’s health and fitness market is highly segmented and is still at its infant stage. No market leader has emerged in China unlike most of the mature markets in the West or other industrially-advanced countries. Currently, no single company in China counts more than 3% of total market shares. Management believes that due to the change in consumer taste – health and fitness is no longer a “hobby,” and that consumer focus on the health and fitness market has shifted to quality and professionalism of service instead of pricing, as was the case in the past.

Trademarks

We currently hold registered trademarks for the following names and symbols:

My Café

Queen’s Beauty

SOKO

Government Regulation

Physical Exercise:

According to “PRC Law on Physical Culture and Sport,” the administrative department for physical culture and sports under the State Council shall be in charge of the operation of physical culture and sports throughout China. Other relevant departments under Chinese State Council shall administer the operation of physical culture and sports within their respective functions and powers.

China practices a skill-grading system for social sports instructors, who guide social sports activities.  The social sports instructors are classified into four classes: Class III, Class II, Class I and State Level. Each class of instructor must be trained accordingly. State Level instructors (the highest class) must have a minimum of five years relevant experience.

According to “Heilongjiang Provincial Administration Regulation in respect of Physical Exercise Related Business,” the physical exercise related business shall be qualified with following conditions: (a) proper facilities and buildings in satisfactory with the necessary requirement of business operation, security, fire protection, environmental protection and hygiene; (b) necessary registered capital; (c) the exercising facilities and instruments in compliance with the national standard stipulated by competent institution; and (d) the trained social sports instructors or other staffs with proper qualification for physical exercising guidance.

Beauty Industry

According to “Interim Measures for the Administration of Beauty Treatment and Hairdressing Industry” (the “Beauty Order”) issued by Ministry of Commerce, the Ministry of Commerce shall be in charge of the work of national beauty treatment and hairdressing industry.

Pursuant to the Beauty Order, business operators undertaking beauty treatment and hairdressing operations shall meet the following basic conditions: (1) capacity for bearing civil liabilities; (2) have a fixed place of business; (3) have established facilities tailored to the services they provide; and (4) professional technicians who have obtained the corresponding qualification certificates.

The beauticians, hairdressers and other professional technicians who undertake beauty treatment and hairdressing services shall obtain the qualification certificate issued by the relevant governmental department of China.  The business operator of beauty treatment and hairdressing shall display its business license, hygienic license, service items and charging standards in its business premises for public viewing.

The business premises for beauty treatment and hairdressing shall comply with the relevant sanitation provisions and standards and have the corresponding sanitary and sterilizing facilities and measures. The practitioner shall be subject to the physical check-up of the administrative department of public health and can take up an occupation with health certificate.

Our management believes that we are compliant with all relevant applicable government regulations, and that such regulations do not materially impact our operations.

Employees

As of May 31, 2008, we had 420 full-time employees. Of these employees, 69 employees are employed by Mege Union and 351 employees are employed by the Queen Group. Our employees work in the functional units as indicated in the table below.

Department	Total Number

Management	41
All administration	63
Sales	98
Beauty, Fitness and Spa Professionals	218

Total Employees	420

We have not experienced any work stoppages and we consider relations with our employees to be good.

Item 1A.    Risk Factors.

You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company and some risks and uncertainties are inherent in our business. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The following sets forth factors related to our business, operations, financial position or future financial performance or cash flows which could cause an investment in our securities to decline and result in a loss. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Risks Related to Our Business and Industry

We face competition from other health and fitness facilities and service-providers.

We face formidable competition in every aspect of our business, and particularly from other health and fitness providers seeking to attain clientele. Currently, we consider our primary competitors to be Hosa Sports, Weider-Tera, Impulse, and Powerhouse.  They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in development and competing more aggressively for marketing and advertisers. They may also have a greater ability to attract and retain clientele than we do. If our competitors are successful in providing similar or better facilities, services and products, we could experience a significant decline in clientele or members. Any such decline could negatively affect our revenues.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in Risk Factors, and the following factors may affect our operating results:

•	Our ability to continue to attract clientele to our health, fitness and spa facilities;

•	Our ability to monetize (or generate revenue from) our members and clientele for the products and services we offer;

•	Our ability to attract advertisers to our programs;

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure;

•	Our focus on long-term goals over short-term results;

•	The results of our investments in risky projects;

•	Our ability to keep our facilities operational at a reasonable cost;

•	Our ability to achieve revenue goals for partners to whom we guarantee minimum payments or pay distribution fees; and

•	Our ability to generate revenue from services in which we have invested considerable time and resources.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns. For example, health, fitness and spa services tend to be seasonal.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that make our members and clientele in the health and fitness community enjoy a more satisfying and enjoyable experience. Our competitors are constantly developing new facilities, products and services. As a result, we must continue to invest in research and development in order to enhance our facilities and our existing products and services and introduce new products and services that people can enjoy and use. We spent approximately $70,000 and $100,000, on research and development in fiscal years 2007 and 2008, respectively.  If we are unable to provide quality products and services, then our clients and members may become dissatisfied and move to a competitor’s products and services. Our operating results would also suffer if our innovations are not responsive to the needs of our clients and members.

Our business and operations are experiencing rapid growth. If we fail to effectively manage our growth, by managing our employees and operations and developing our clientele, our business and operating results could be harmed.

We have experienced, and continue to experience, rapid growth in our operations, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals, including trainers and managers. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to attract new personal fitness trainers, skilled members of the health and fitness community, and to retain and motivate our existing contractors.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

Capital requirements are difficult to plan in our rapidly changing industry.  Although we currently expect to have sufficient funding for the next 12 months, we expect that we will need additional capital to fund our future growth.

Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

•	Investors' perceptions of, and demand for, companies in our industry;

•	Investors' perceptions of, and demand for, companies operating in China;

•	Conditions of the U.S. and other capital markets in which we may seek to raise funds;

•	Our future results of operations, financial condition and cash flows;

•	Governmental regulation of foreign investment in companies in particular countries;

•	Economic, political and other conditions in the United States, China, and other countries; and

•	Governmental policies relating to foreign currency borrowings.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely to be dilutive to our existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our strategy to maintain our growth and competitiveness or to fund our operations.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We will incur significant costs as a result of operating as a public company, our management will be required to devote substantial time to new compliance initiatives.

While we are a public company, our compliance costs to date have not been substantial in light of our limited operations.  SOKO has never operated as a public company.  As a public company with substantial operations, we will incur increased legal, accounting and other expenses.  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is time-consuming and costly.

It will also be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act").  Certain members of our management have limited or no experience operating a company whose securities are traded or listed on an exchange, nor with SEC rules and requirements, including SEC reporting practices and requirements that are applicable to a publicly traded company.  We will need to recruit, hire, train and retain additional financial reporting, internal controls and other personnel in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

We are required to establish and maintain internal controls over financial reporting, disclosure controls, and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC thereunder.  Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs.  Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SOKO have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate.  Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

New rules, including those contained in and issued under the Sarbanes-Oxley Act, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock.

We may be unable to attract and retain those qualified officers, directors and members of board of directors committees required to provide for our effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers.  The perceived personal risk associated with the Sarbanes-Oxley Act may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these recent changes heighten the requirements for board or committee membership, particularly with respect to an individual's independence and level of experience in finance and accounting matters.  We may have difficulty attracting and retaining directors with the requisite qualifications.  If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain the listing of our common stock on any stock exchange (assuming we are successful in obtaining such listing) could be adversely affected.

We are a holding company that depends on cash flow from Mege Union and Queen Group to meet our obligations.

After the consummation of the share exchange, we became a holding company with no material assets other than the stock of Mege Union and Queen Group.  Accordingly, all our operations will be conducted by Mege Union and Queen Group.  We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by us in its operations.

Risks Related to Conducting Our Business in the PRC

We are subject to international economic and political risks over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

Our business is conducted in the PRC. Doing business outside the United States, particularly in the PRC, subjects us to various risks including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions. Therefore, we may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

The PRC’s economic policies could affect our business.

Generally, all of our assets are located in the PRC and our revenue is derived from our operations in the PRC. Accordingly, our results of operations and prospects are subject, to a significant extent, on the economic, political and legal developments in the PRC.

While the PRC’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The PRC's government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the PRC, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of the PRC has been changing from a planned economy to a more market-oriented economy. In recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in the PRC are still owned by our government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the PRC’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has not adopted a Western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Our bank accounts are not insured or protected against loss.

We maintain our cash with various banks and trust companies located in the PRC. Our cash accounts are not insured or otherwise protected. Should any bank or trust company holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we would lose the cash on deposit with that particular bank or trust company.

As we have limited business insurance coverage in the PRC, any loss which we suffer may not be insured or may be insured to only a limited extent.

The insurance industry in the PRC is still in an early state of development and insurance companies located in the PRC offer limited business insurance products. In the event of damage or loss to our properties, our insurance may not provide as much coverage as if we were insured by insurance companies in the United States.

Tax laws and regulations in the PRC are subject to substantial revision, some of which may adversely affect our profitability.

The PRC tax system is in a state of flux, and it is anticipated that the PRC's tax regime will be altered in the coming years. Tax benefits that we presently enjoy may not be available in the wake of these changes, and we could incur tax obligations to our government that are significantly higher than anticipated. These increased tax obligations could negatively impact our financial condition and our revenues, gross margins, profitability and results of operations may be adversely affected as a result.

We may face judicial corruption in the PRC.

Another obstacle to foreign investment in the PRC is corruption. There is no assurance that we will be able to obtain recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, through the PRC’s poorly developed and sometimes corrupt judicial systems.

If relations between the United States and the PRC worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the United States and the PRC have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and the PRC, whether or not directly related to our business, could reduce the price of our common stock.

The government of the PRC could change our policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our and your investment.

Our business is subject to significant political and economic uncertainties and may be affected by political, economic and social developments in the PRC. Over the past several years, the government of the PRC has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The government of the PRC may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, or devaluations of currency could cause a decline in the price of our common stock, should a market for our common stock ever develop. Nationalization or expropriation could even result in the total loss of your investment.

The nature and application of many laws of the PRC create an uncertain environment for business operations and they could have a negative effect on us.

The legal system in the PRC is a civil law system. Unlike the common law system, the civil law system is based on written statutes and decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could cause a decline in the price of our common stock. Since these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

We face risks associated with currency exchange rate fluctuations.

Although we use the United States dollar for financial reporting purposes, many of the transactions effected by our operating subsidiaries are denominated in the PRC’s Renminbi ("RMB"). The value of the RMB fluctuates and is subject to changes in the PRC’s political and economic conditions. We do not currently engage in hedging activities to protect against foreign currency risks. Even if we chose to engage in such hedging activates, we may not be able to do so effectively. Future movements in the exchange rate of the RMB could adversely affect our financial condition as we may suffer financial losses when transferring money raised outside of the PRC into the country or paying vendors for services performed outside of the PRC.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in the PRC.

As our executive officers and several of our directors, including the chairman of our Board of Directors, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States. Also, because our operating subsidiaries and assets are located in the PRC, it may be extremely difficult or impossible for you to access those assets to enforce judgments rendered against us or our directors or executive offices by United States courts. In addition, the courts in the PRC may not permit the enforcement of judgments arising out of United States federal and state corporate, securities or similar laws. Accordingly, United States investors may not be able to enforce judgments against us for violation of United States securities laws.

We may face obstacles from the communist system in the PRC.

Foreign companies conducting operations in the PRC face significant political, economic and legal risks. The Communist regime in the PRC, including a cumbersome bureaucracy, may hinder Western investment.

Capital outflow policies in the PRC may hamper our ability to declare and pay dividends to our shareholders.

The PRC has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our management believes that we will be in compliance with these regulations, we may not be able to pay dividends to our shareholders outside of the PRC if these regulations or the interpretations of them by courts or regulatory agencies change. In addition, under current PRC law, we must retain a reserve equal to 10 percent of net income after taxes, not to exceed 50 percent of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to our shareholders. We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

Risks Related to Ownership of our Common Stock

Our common stock price is subject to significant volatility, which could result in substantial losses for investors.

Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

•	the depth and liquidity of the market for the shares;

•	quarter-to-quarter variations in our operating results;

•	announcements about our performance as well as the announcements of our competitors about the performance of their businesses;

•	investors’ evaluations of our future prospects and the food industry generally;

•	changes in earnings estimates by, or failure to meet the expectations of, securities analysts;

•	our dividend policy; and

•	general economic and market conditions.

In addition, the stock market often experiences significant price fluctuations that are unrelated to the operating performance of the specific companies whose stock is traded. These market fluctuations could adversely affect the trading price of our shares.

The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Investors may be unable to sell their shares of common stock at or above their purchase price, which may result in substantial losses.

Shares of our common stock lack a significant trading market.

Shares of our common stock are not eligible as yet for trading on any national securities exchange. Our common stock is eligible for quotation in the over-the-counter market on the Over-The-Counter Bulletin Board ("OTCBB") pursuant to Rule 15c2-11 of the Exchange Act. This market tends to be highly illiquid. There can be no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the OTCBB as opposed to securities that trade on a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations, and generally lower trading volume.

Future sales of shares of our common stock by our stockholders could cause our stock price to decline.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. Sales of shares of our common stock in the public market covered under an effective registration statement, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our stockholders.

Our certificate of incorporation authorizes the issuance of up to 500,000,00 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock with $.001 par value. There are approximately 480,950,000 authorized and unissued shares of our common stock and 10,000,000 shares of our preferred stock which have not been reserved and are available for future issuance. Although we have no commitments as of the date of this offering to issue our securities, we may issue a substantial number of additional shares of our securities to complete a business combination or to raise capital. The issuance of additional shares of our securities:

•	may significantly reduce the equity interest of investors in this offering; and

•	may adversely affect prevailing market prices for our common stock.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules. Shares of our common stock are subject to rules adopted by the SEC that regulate broker-dealer practices in connection with transaction in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 which are not registered on a national securities exchange, provided that current price and volume information with respect to transaction in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;

•	a toll-free telephone number for inquiries on disciplinary actions;

•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer with the following:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and our salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser.  The broker-dealer must receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

Our management and directors own a significant amount of our common stock, giving them influence or control in corporate transactions and other matters, and their interests could differ from those of other stockholders.

Our management and directors own a large percentage of our outstanding common stock. As a result, they are in a position to significantly influence the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of any amendment to our articles of incorporation or bylaws, and the approval of significant corporate transactions. Their control may delay or prevent a change of control on terms favorable to our other stockholders and may adversely affect your voting and other stockholders rights.

We have not paid dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Item 2.    Properties.

We currently operate out of leased properties located at:

(1)	Harbin Daoli Queen Demonstration Beauty Parlor (Daoli Spa), No. 24 Xishidao Street, Daoli District, Harbin City, China;

(2)	Harbin Queen Beauty Demonstration Center (Daowai Spa), No. 107 Jinyang Street, Daowai District, Harbin City, China;

(3)	Barbin Queen Beauty Demonstration Center Kunlun Branch (Kunlun Spa), No. 44 Tianshun Street, Nangang District, Harbin City, China;

(4)	Harbin Queen Beauty Demonstration Center Branch (Nangang Spa), No. 108 Jiejing Street, Nangang District, Harbin City, China;

(5)	Harbin Huang Emperor & Golden Gym Club (SOKO Fitness Center), No. 7 Yushan Road, Nangang District, Harbin City, China; and

(6)	Harbin Mege Union Beauty Management Ltd. (Legend Spa), No. 389 Hanshui Road, Nangang District, Harbin City, China; and

(7)	Shenyang Letian, 96 Zhonghua Road, Heping District, Shenyang, China.

We also indirectly own property that is currently used by the Harbin Queen Beauty Vocational Skill Training School, located at Guogeli Street, Nangang District, Harbin City, China. The classrooms that make up this property were previously leased from an unaffiliated third party.  They were acquired in December 28, 2007 by Harbin Queen Beauty Demonstration Center, which permits the Queen Beauty Vocational Skill Training School use the facility without fee.

We are currently constructing a new facility located at 400 Xuanhua St. South Nangang District, Harbin, China. We anticipate that this facility will operate a new beauty salon and will be owned by Harbin Queen Beauty Demonstration Center.

Item 3.    Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended May 31, 2008.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Market Information

Our common stock trades on the OTCBB under the symbol “SOKF.” The following table sets forth the high and low intra-day prices per share of our common stock for the periods indicated, which information was provided by the OTCBB. Prior to May 28, 2008, shares of our common stock traded very infrequently and the actual price information is not readily available. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	Year Ended May 31, 2008
	High	Low
4th Quarter	$12.00	$0.25

On August 27, 2008, the closing price of our common stock as reported on the OTCBB was $0.57.

As of August 27, 2008, there were 17,000,000 shares of our common stock outstanding held by approximately 23 shareholders of record.  The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

For the year ended May 31, 2008, we did not pay dividends on our common stock.  Additionally, we currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is disclosed in the section captioned, “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Repurchases of Equity Securities

None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In connection with the consummation of share exchange, which is described in detail in Item 1. Business "Corporate History" beginning on page 1, on April 11, 2008, the Company reacquired an aggregate of 81,575,000 from its original shareholders and issued the following shares:

•	an aggregate of 13,300,00 shares to the former Wealthlink Shareholders; and

•	an aggregate of 1,275,000 shares to certain of the Company's service providers, in lieu of cash compensation.

The remaining 67,425,000 shares that were previously issued and outstanding were canceled as a result of the consummation of these transactions.

Additionally, in connection with the consummation of the Financing, described in detail in Item 1. Business "Corporate History" beginning on page 1, on April 11, 2008, the Company issued an additional 2,000,000 shares and warrants to purchase an additional 2,000,000 shares.

Item 6.    Selected Financial Data.

Not required.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this annual report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in this report.

Overview

We are in the business of operating distinctive destination centers that offer professional fitness, beauty salon and spa services in China. We currently maintain more than 10,000 memberships within six fitness and spa facilities located in the northeast region of China.  Our goal is to provide programs, services, and products that are uniquely combined with exercise, education, and nutrition to assist our members with achieving fitness and beauty goals that may help them achieve a richer lifestyle.  We generally open our facilities to members 12 hours a day, 7 days a week.  Currently, our members average 19,800 visits per month at the SOKO Fitness Center and 9,000 visits per month at our spas.  We are running at maximum capacity at each one of our facilities.

The following chart sets forth our organizational structure and the brand names under which we operate.  Beauty salon facilities are located in each of our spa locations.

*	The entities connected to Mege Union by the dotted lines above are collectively known as the "Queen Group" and are the variable interest entity associated with Mege Union.

Results of Operation

For the Fiscal Years Ended May 31, 2008 Compared to May 31, 2007

	May 31, 2008 USD	May 31, 2007 USD	Change
Net Sales
Beauty and Spa	$11,626,414	$5,380,378	$6,246,036
Fitness and Yoga	$1,270,698	$889,320	$381,378
Other	$839,676	$1,123,873	$(284,197)

Revenue	$13,736,788	$7,393,572	$6,343,216
Cost of Sales	$4,028,853	$1,735,376	$2,293,477
Gross Profit	$9,707,935	$5,658,196	$4,049,739
Gross Profit Margin	71%	77%	(6)%
Operating Expenses	$4,285,123	$2,694,681	$1,590,442

Net Income	$5,160,496	$3,019,560	$2,140,936

Revenues:

Revenues for the year ended May 31, 2008 increased by approximately $6.3 million or 86% to $13.7 million as compared to $7.4 million for the year ended May 31, 2007. Our sales growth was driven by increasing sales from our existing customers and our continued efforts to add new customers in new and expanding facilities.

Gross Profit:

We achieved gross profits of $9.7 million for the year ended May 31, 2008, compared to $5.7 million for the previous year, representing a 72% or approximately $4.0 million year to year increase. Our overall gross profit margin as a percentage of revenue was 71% for the year ended May 31, 2008, compared to 77% for the previous year. The slight decrease in our gross profit margin was driven by sales growth in lower margin products and services.

Operating Expenses:

Operating expenses consisted of selling, general and administrative expenses and increased by approximately $1.6 million to $4.3 million for the year ended May 31, 2008 from $2.7 million for the previous year. This increase in selling, general and administrative expenses by 59% is mainly attributable to the increase in amortization of leasehold improvement. rental expenses and other expenses relating to increasing sales.  The overall increase in our operating expenses was in proportion to our increase in sales.

Net Income:

Net income for the year ended May 31, 2008 increased by approximately $2.1 million to $5.2 million as compared to $3.0 million for the previous year. The year to year net income increase of 71% was mainly attributable to increase in our gross profit coupled with a low income tax rate.

In general, our membership base turns over at a rate of about 15% per year.  We believe that this turnover is normal and acceptable within our target market, although we are strengthening our marketing strategies, enhancing our facilities to provide a state of the art experience for our members and increasing the knowledge and skill level of our staff in order to minimize our member turnover.  We believe that our revenue for the fiscal year ended May 31, 2009 will continue to increase primarily as a result of our expansion of products and services, increased emphasis on enrolling new members and improving member retention, and our strong focus on developing the SOKO® and Queen's Beauty® brands in the northeast region of China.  As we develop higher margin offerings (such as spa services), our profits and margins should be positively impacted going forward.

We have begun to implement significant growth and expansion plans in existing and new facilities that we believe will result in higher net income in the long run. However, as we undergo these changes in our business, we believe we will incur a significant increase in our operating expenses, mainly due to construction costs, increased salaries and benefits and sales commissions, which will impact our bottom line, at least in the short term.

Liquidity and Capital Resources

	For the Fiscal Year Ended
	May 31, 2008	May 31, 2007
Cash provided by (used in):
Operating Activities	$4,800,903	$1,523,868
Investing Activities	$(8,580,736)	$(3,744,281)
Financing Activities	$4,575,744	--
Operations

Cash provided by operating activities totaled $4.8 million for the year ended May 31, 2008 as compared to $1.5 million in the previous year. The increase in our cash provided by operations is due to the increase in our net income, together with a decrease in our deposit to vendors.

Investments

We invested $5.8 million in fixed assets and construction in process for the year ended May 31, 2008 as compared to $3.7 million in the previous year. The investments are a part of our development plan which includes the leasehold improvement of our existing stores and opening of new venues.  We also invested $2.8 million in purchasing subsidiaries for the year ended May 31, 2008.

Financing

Cash provided by financing activities totaled $4.6 million for the year ended May 31, 2008.  We did not have any financing activities for the prior fiscal year.  Our financing cash provided during the period included $1 million from paid in capital, approximately $1 million proceeds from issuance of common stock and approximately $2.5 million from a short term loan.

Capital Expenditures

On March 1, 2008, Mege Union entered into an acquisition agreement (the “Tai Ai Agreement”) with Harbin Tai Ai Beauty Co, Ltd (“Tai Ai”) to purchase 100% of the interest of Tai Ai.  Pursuant to the terms of the Tai Ai Agreement, Mege Union was to pay RMB8,000,000 (equivalent to US$1,124,938 at the date of signing) to the Tai Ai shareholders on or before June 1, 2008.  As of May 31, 2008, Mege Union made all required payments under the Tai Ai Agreement. Upon filing of a registration certificate with appropriate Chinese authorities, the acquisition of Tai Ai will be deemed complete.

On March 1, 2008, Mege Union also entered into an acquisition agreement with Shenyang Shengchao Management & Advisory Co., Ltd (“Shengchao”) to acquire 51% of Shengchao’s interest in Shenyang Letian Yoga Fitness Center (“Letian”). The acquisition cost was RMB12,000,000 (equivalent to US$1,687,408 at the date of signing). The results of operations of Letian were included in the consolidated results of operations commencing March 1, 2008.

The general purpose of the Tai Ai and Letian acquisitions was to expand our business presence in the Shenyang and Harbin markets, resulting in a maximization of profits. The funds used for the acquisitions came from the following sources:

Fund Source	Amount	Percentage of Acquisition Cost

Loan	$811,125	28.4%
Financing	$793,711	27.8%
Existing Profits	$1,252,307	43.8%
Total	$2,857,143	100.0%

We have also committed to upgrade and retrofit existing operations in several locations to maximum our appeal to existing and new clients in those locations, thus increasing our potential profit for the future.  We have estimated the costs of these initiatives to cost approximately $3.7 million for the next fiscal year, to be allocated as follows:

Store Location	Modification	Cost Estimate

SOKO	Brand new store decoration	$423,571
Da Fu Yuan	Brand new store decoration	$1,170,000
Da Qing	Brand new store decoration	$1,314,285
Dao Wai	Old store upgrading	$379,188
Headquarters	Old store upgrading	$31,442
Nan Gang	Old store upgrading	$337,496
Total		$3,655,983

Going forward, it is anticipated that our “franchise model” will be our major method of expanding our territory and client base. We have developed a standard process to identify qualified targets, including a comprehensive review of local household income levels, consumption levels, location, management capabilities and overall aesthetic quality of the target. Our franchise model expansion is expected to continue long into the future.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

Critical Accounting Policies

Basis of presentation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of SOKO, and its direct and indirect subsidiaries, as well as the Queen Group. All significant inter-company transactions and balances among SOKO, its subsidiaries and the Queen Group are eliminated upon consolidation.

Use of estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories.  Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of the statement of cash flow, SOKO considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate.  There was no allowance for uncollectible amounts for the years ended May 31, 2008 and 2007.

Inventories

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchases and supplies for providing the beauty treatment. No allowance for inventories was considered necessary for the years ended May 31, 2008 or 2007.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Building & buildings improvement                                                            10 years
Machinery and equipment                                                                             5 years
Computer, office equipment and furniture                                                   5 years
Automobiles                                                                                                     5 years

The carrying value of property, plant and equipment is assessed annually and when factors indicating impairment is present, the carrying value of the fixed assets is reduced by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Construction in progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

For the years ended May 31, 2008 and 2007, the Company had total accumulated costs involved with construction in progress of approximately $3.7 million and $0.8 million, respectively.

Goodwill

Goodwill and other intangible assets are accounted for in accordance with the provisions of Statement of Financial Accounting Standards ("FAS") No. 142, “Goodwill and Other Intangible Assets.” Under FAS No. 142, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized.

Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FAS No.144. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

There were no impairment losses recognized for the years ended May 31, 2008 or 2007.

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) No. 104.  Sales revenue is generally recognized when the services are provided and payments of the customers are received or collections are reasonably assured. Payments received in advance from membership fees but not yet earned are recorded as deferred revenue.

  Initial non-refundable membership fee is recognized one-half in the first month, with the remaining one-half recognized on a straight-line basis of estimated membership life.

Comprehensive income

FAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income arose from the changes in foreign currency exchange rates.

Income taxes

The Company accounts for income tax under the provisions of FAS No. 109 "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Fair value of financial instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Earnings per share

We compute earnings per share in accordance with FAS No. 128, “Earnings per Share,” and SAB No. 98.  FAS No. 128 requires companies with complex capital structures to present basic and diluted earnings per share.  Basic earnings per share is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted earnings per share is similar to basic earnings per share but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.

Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings per share. There were 20,360,000 shares of common stock equivalent available in the computation of diluted earnings per share at May 31, 2008.

Foreign currency translation

Our functional currency is RMB but we use USD for financial reporting purposes. We maintain our books and records in our functional currency, being the primary currency of the economic environment in which our operations are conducted.

In general, for consolidation purposes, we translate our assets and liabilities into USD using the applicable exchange rates prevailing at the balance sheet date, and the statement of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of our financial statements are recorded as accumulated other comprehensive income.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rate of exchange quoted by the People’s Bank of China at May 31, 2008 was US$1.00 = RMB6.94. A weighted average translation rate of US$1.00 = RMB7.3358 was applied to our income statement for the twelve months ended May 31, 2008.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued FAS No. 159, "The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FAS No. 115." This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. FAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. We are currently evaluating the provisions of FAS No. 159 to determine the potential impact, if any, the adoption will have on our financial statements.

In June 2007, the FASB issued Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities.” which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. We have adopted EITF 07-3 and expensed the research and development as it incurred.

In December 2007, the FASB issued FAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. FAS No. 160 is effective for fiscal years beginning after December 15, 2008. We have not determined the effect that the application of FAS No. 160 will have on our consolidated financial statements.

In December 2007, FAS No. 141(R), "Business Combinations," was issued replacing FAS No. 141, "Business Combinations." FAS No. 141R retains the fundamental requirements in FAS No. 141 that the acquisition method of accounting (which FAS No. 141 called the "purchase method") be used for all business combinations and for an acquirer to be identified for each business combination. FAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces FAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. FAS No. 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with FAS No. 141R). FAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We have adopted FAS No. 141R.

In March 2008, the FASB issued FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," an amendment of FAS No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under FAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. FAS No. 161 is effective beginning January 1, 2009. We are currently assessing the potential impact that adoption of FAS No. 161 may have on our financial statements.

Income Taxes

Wealthlink is a tax exempted company incorporated in the Cayman Islands and conducts all of its business through its subsidiary, Mege Union, and variable interest entity, Queen Group. The share exchange transaction between Wealthlink and American Business Holdings, Inc. was considered a reverse merger, and the Company is a Delaware corporation. For accounting purpose, the transaction was treated under purchase method as a reorganization. There was no goodwill or additional value recorded in such transaction. Therefore, the share exchange is not considered a taxable event.

Queens Group consists of five individual-owned sole proprietorships, which are generally exempt from paying corporate level income taxes, and one limited liability company, which is subject to a statutory rate of 27% on its taxable net income, which is fixed at 10% of annual revenue. Letian is subject to an income tax rate of 25% on all net income.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates, however, we believe those risks to be not material in relation to our operations. We do not have any derivative financial instruments.

Interest Rate Risk

As of May 31, 2008, we held no money market securities or short term available for sale marketable securities. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Foreign Currency Exchange Risk

All of our revenues are denominated in RMB and, as a result, we have certain exposure to foreign currency exchange risk with respect to current revenues. A majority of our expenses are payable in foreign currency. We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows

Item 8.    Financial Statements and Supplementary Data.

The information required by this Item 8 is filed at Item 15. "Exhibits" as part of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective as of May 14, 2008, we dismissed Gately & Associates, L.L.C. ("Gately") as our independent accountants. Gately had previously been engaged as the principal accountant to audit our financial statements. The reason for the dismissal of Gately is that, following the consummation of the share exchange on April 11, 2008, (i) the former stockholders of the Wealthlink owned a significant amount of the outstanding shares of our common stock and (ii) our primary business became the business previously conducted by Wealthlink. The independent registered public accountant of Wealthlink was the firm of Bagell, Josephs, Levine & Company, LLC (“BJL”). We believe that it is in our best interest to have BJL continue to work with our business, and we therefore retained BJL as our new principal independent registered accounting firm, effective as May 14, 2008. BJL is located at 406 Lippincott Drive., Suite J, Marlton, NJ 08053.  The decision to change accountants was approved by our Board of Directors on May 13, 2008.

The reports of Gately on our financial statements as at and for the years ended December 31, 2006 and December 31, 2007 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years and during the period prior to the dismissal of Gately, there were no disagreements with Gately on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Gately, would have caused it to make reference to the matter in connection with its reports.

Other than in connection with the audit of our financial statements for Wealthlink in the ordinary course prior to the consummation of the share exchange pursuant to the share exchange agreement, during the two most recent fiscal years and during the period prior to the dismissal of Gately, we did not consult BJL regarding either: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

As of May 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, although no significant deficiencies or material weaknesses have been found in our disclosure controls and procedures, additional controls and procedures are required to improve our recordkeeping systems to ensure timely and effective reporting of information.  In addition, management also concluded that additional financial personnel are required with experience with U.S. public companies and an appropriate level of knowledge, experience and training in the application of generally accepted accounting principles (“GAAP”) in the U.S.  To address such concerns, we intend to engage a consultant to evaluate our internal controls and procedures and to assist it in making improvements to the quality of its controls, policies and procedures.  We are in the process of improving supervision, education, and training of our accounting staff.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have begun to implement a system of internal control over our financial reporting.

SOKO entered into a share exchange with Wealthlink and the shareholders of Wealthlink on April 11, 2002 pursuant to which SOKO acquired all of the outstanding shares of common stock of Wealthlink from the Wealthlink shareholders in exchange for their outstanding shares of Wealthlink common stock.

Additionally, the Company sold a subsidiary of the Company, Tissakin Ltd., to certain former shareholders in exchange for 79,000,000 shares of Company common stock then held by them. The transaction was treated as a reverse acquisition in which Wealthlink was the acquiring company for accounting purposes.

As a result of the reverse acquisition, the historical financial statements of Wealthlink became the historical financial statements of SOKO after the Share Exchange and the internal controls over financial reporting of the Company were largely supplanted with the internal controls of Wealthlink. However, as a private company conducting its operations entirely within the PRC prior to April 11, 2008, Wealthlink was not subject to  public company disclosure requirements and had not developed the level of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002

As a result of the foregoing, we are currently not compliant with Section 404 of the Sarbanes-Oxley Act of 2002.  We intend to be compliant with Section 404 of SOX as soon as practicable, but in no event later than the date we are required to report on our internal control over financial reporting requirements in connection with the filing of our annual report for the year ending May 31, 2009.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following sets forth certain biographical information concerning our directors and executive officers as of August 1, 2008:

Name                               Position                                                                                            Age

Tong Liu                          Chief Executive Officer, Chairman of the Board, Director           40

Xia Yu                              Chief Financial Officer, Director                                                      38

Yang Chen                      Director                                                                                                31

Su Zhang                        Director                                                                                                37

Gideon E. Kory              Director                                                                                                 48

Tong Liu, 40, has served as our Chief Executive Officer, Chairman of the Board and a Director since the consummation of the share exchange on April 11, 2008.  Mr. Liu has served as Chief Executive Officer and Director of Wealthlink and Harbin Mege Union Beauty Management Ltd. ("Mege Union") since their formation in 2007.  He was the Chief Executive Officer of Harbin Queen Beauty Demonstration Center from July 1993 until June 2007.  Mr. Liu's experience includes management and development of professional fitness, beauty salon and lifestyle and spa businesses.  Mr. Liu graduated from Harbin Workingman Occupation University in 1991.

Xia Yu, 38, has served as our Chief Financial Officer and a Director since consummation of the share exchange on April 11, 2008.  Ms. Yu has served as Chief Financial Officer of Wealthlink and Mege Union since their formation in 2007.  From January 2005 through May 2007, Ms. Yu served as Chief Financial Officer of Harbin Queen Beauty Demonstration Center.  From July 2004 through December 2004, Ms. Yu served as Deputy General Manager of Gaoyang Advertisement Co., Ltd. and from March 2003 through June 2004, Ms. Yu was Deputy General Manager of Shiyite Trading Co., Ltd.  Ms. Yu holds an MBA from Harbin Industry University.

Yang Chen, 31, has served as a Director of SOKO since the consummation of the share exchange on April 11, 2008.  Mr. Chen is an attorney and was a partner with the law firm of Guangsheng & Partners from May 2002 through December 2007.  Mr. Chen has an L.L.B. degree from Heilongjiang University Law School and a bachelor's degree in management from Harbin College.

Su Zhang, 37, has served as a Director of SOKO since the consummation of the share exchange on April 11, 2008.  Since June 2006, Mr. Zhang has served as Managing Director of Investments for Hua-Mei 21st Century LLC.  From December 2005 until May 2006, he served as the Chief Operating Officer of TengTu International Ltd.  Mr. Zhang was a founder of WeiZhXian Science and Technology Co. Ltd. and served as its General Manager from March 2004 to November 2005.  From October 2003 through February 2004, Mr. Zhang served as the Assistant President of Joyo.com.  From September 2002 through September 2003, Mr. Zhang was an associate for Legend Capital.  Mr. Zhang holds an MBA from Guanghua School of Management, Peking University.

Gideon E. Kory, 48, has served as a Director of SOKO since the consummation of the share exchange on April 11, 2008.  Mr. Kory has been the Managing Director of Pacific Summit Capital, an investment bank and registered broker-dealer, since June 2005.  From January 2003 through May 2005, Mr. Kory served as Senior Research Analyst and Vice President of Mergers and Acquisitions for Roth Capital Partners, an investment bank and registered broker-dealer.  Prior to his involvement in the securities industry, Mr. Kory spent 15 years in engineering and management working with government, commercial enterprises and research institutions and as an independent consultant   Mr. Kory is a Chartered Financial Analyst.  Mr. Kory holds a Bachelor of Science in Electrical Engineering from the Israel Institute of Technology.

Each of our directors has been elected to a one year term, to serve until the 2009 annual meeting of stockholders or as soon thereafter as their successors are duly elected and qualified.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons beneficially holding more than ten percent of our common stock to report their ownership of common stock and any changes in that ownership to the SEC.  The SEC has established specific due dates for these reports, and we are required to report in this document any failure to file by these dates.  Based solely on a review of the copies of the reports furnished to us and written representations that no other such statements were required, we believe that all such reports were filed on a timely basis, except as follows:  (i) Ms. Liu did not timely file a Form 3 reflecting his becoming a director, executive officer and beneficial holder of more than ten percent of our common stock on April 11, 2008; (ii) Ms. Yu did not timely file a Form 3 reflecting her becoming a director and executive officer of SOKO on April 11, 2008; and (iii) Messrs. Chen, Zhang and Kory did not timely file Form 3s reflecting their becoming directors of SOKO on April 11, 2008.  Each of these transactions has subsequently been reported.

Code of Ethics

Our board of directors understands the importance of having a well thought out and meaningful code of conduct and ethics that applies to our directors, chief executive officer, chief financial officer and all of our officers and employees.  We are in the process of preparing and approving a code of ethics that deters wrongdoing and promotes, among other things, honest and ethical behavior.  Upon adoption we will post the text of our code of conduct on our website at www.sokofitness.com.

Committees of the Board of Directors

Audit Committee

We established our Audit Committee in May 2008. The Audit Committee consists of Messrs. Kory (Chair), Chen and Zhang, each of whom is an independent director. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s responsibilities include:

•
The appointment, replacement, compensation, and oversight of work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.

•
Reviewing and discussing with management and the independent auditor various topics and events that may have significant financial impact on our company or that are the subject of discussions between management and the independent auditors.

The board of directors is in the process of preparing a written charter for the Audit Committee that sets forth the foregoing and further defined the duties and responsibilities of the Audit Committee.

Compensation Committee

We established our Compensation Committee in May 2008. The Compensation Committee consists of Messrs. Chen (Chair), Kory and Zhang, each of whom is an independent director. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, if any, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors is in the process of preparing a written charter for the Compensation Committee that sets forth the foregoing and further defined the duties and responsibilities of the Compensation Committee.

Nominating and Corporate Governance Committee

We established our Nominating and Corporate Governance Committee in May 2008. The Nominating and Corporate Governance Committee consists Messrs. Zhang (Chair), Chen and Kory. The Nominating and Corporate Governance Committee assists in the selection of director nominees, approves director nominations to be presented for shareholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by shareholders, and reviews and considers developments in corporate governance practices. The board of directors is in the process of preparing a written charter for the Nominating and Corporate Governance Committee that sets forth the foregoing and further defined the duties and responsibilities of the Nominating and Corporate Governance Committee.

Audit Committee Financial Expert

The board of directors has an Audit Committee, which is comprised of Messrs. Kory, Chen and Zhang. The board of directors has examined the composition of the Audit Committee in light of the listing standards of the Nasdaq Stock Market and the regulations under the Exchange Act applicable to audit committees. Based upon this examination, the board of directors has determined that each of the Audit Committee members is an “independent” director within the meaning of such listing standards and the Exchange Act and the rules and regulations thereunder. Mr. Kory qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC.

Item 11:    Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awards to, earned by, or paid to our current and former principal executive officers, our current principal financial officer and our most highly compensated executive officer other than our current principal executive officer (collectively, the "named executive officers") for all services rendered in all capacities to the Company, and to Wealthlink, as our predecessor, and its subsidiaries for the fiscal years ended May 31, 2008 and 2007.

Name and Principal Position	Fiscal Year	Salary	Bonus	Total
		($)	($)	($)
Tong Liu, Chief Executive Officer (1)	2008	$17,291	$0	$17,291
	2007	15,683	0	15,683

Xia Yu,, Chief Financial Officer (2)	2008	$7,954	$0	$7,954
	2007	7,214	0	7,214

Syed Irfan Husain, Former Chief Executive Officer and Chief Financial Officer (3)	2008	$0	$0	$0
	2007	0	0	0

(1)
Prior to April 11, 2008, Mr. Liu served as Chief Executive Officer and director of Wealthlink and its subsidiaries. Mr. Liu's compensation is paid by our wholly-owned subsidiary Harbin Mege Union Beauty.  Mr. Liu's compensation is paid in RMB at the annual rate of RMB120,000.  For purposes of this disclosure, we have converted his compensation into US dollars (USD) at the following rates: at May 30, 2008 RMB1 = USD 0.144092 and at May 31, 2007 RMB1 = USD 0.130692.

(2)
Prior to April 11, 2008, Ms. Yu served as the Chief Financial Officer of Wealthlink and its subsidiaries.  Ms. Yu's compensation is paid by our wholly-owned subsidiary Harbin Mege Union Beauty.  Ms. Yu's compensation is paid in RMB at the annual rate of RMB55,200.  For purposes of this disclosure, we have converted her compensation into USD at the following rates: at May 30, 2008 RMB1 = USD 0.144092 and at May 31, 2007 RMB1 = USD 0.130692.

(3)
Mr. Husain served as our Chief Executive Officer and Chief Financial Officer until his resignation on April 11, 2008 in connection with the consummation of the share exchange.  Mr. Husain was our sole executive officer for the fiscal year ended December 31, 2007 and did not receive any compensation for services provided to us during that period. We did not have any employment or consulting agreement with Mr. Husain.

Narrative Disclosure to Summary Compensation Table

The compensation provided to our named executive officers consists solely of a cash salary.  We have not granted any stock options or other equity-based compensation to the named executive officers.  We do not have any employment agreements in place with our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

There were no individual grants of stock options to purchase our common stock made to our executive officers during the fiscal years ended May 31, 2008 and 2007.

Director Compensation

During the year ended May 31, 2008, we did not pay any compensation to our directors, exclusive of the salaries we paid to those directors who are named executive officers.  For his services as a director, Mr. Kory is entitled to receive $24,000 in cash per annum, to be paid in arrears in equal quarterly installments.  In addition, on July 8, 2008, Mr. Kory received an option to purchase 50,000 shares of our common stock, expiring on July 8, 2013, at an exercise price of $1.47 per share, which price was the volume weighted average price of our common stock for the period ended July 7, 2008.  The option vests in three equal installments, on the grant date and the first and second anniversaries of such grant date.  No additional compensation has been awarded to our directors for their service as directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth information, as of August 27, 2008, concerning (a) each person that is known to us to be the beneficial owner of more than 5% of our common stock; (b) each of our named executive officers; (c) each director; and (d) all of the directors and executive officers as a group. Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent spouses share authority under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of August 27, 2008 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.  As of August 27, 2008, there were 17,000,000 shares of our common stock outstanding.

	Number of Shares	Percent of Shares
	Beneficially	Beneficially
Name of Beneficial Owner[1]	Owned	Owned[2]

Guerilla Capital Management, LLC.[3] 237 Park Avenue, 9th Floor New York, New York 10017	3,600,000	21.18%

Tong Liu	8,960,000	52.71%

Xia Yu	40,000	*

Yang Chen	0	--

Su Zhang	0	--

Gideon E. Kory[4]	16,667	*

All Directors and Executive Officers as a Group (five persons)	9,016,667	53.04%

__________________________

*	Less than 1 percent

[1]	Except as otherwise indicated, the address of each beneficial owner is No .194, Guogeli Street, Harbin, Heilongjing Province, China 150001.

[2]
The shares of our common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote, or direct the voting of, such security, or investment power, which includes the power to dispose of, or to direct the disposition of, such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock

[3]
Represents 1,800,000 shares of our common stock, and 1,800,000 shares underlying warrants purchased in a private placement by us.  The information for Guerilla Capital Management, L.L.C., a Delaware limited liability company ("Guerilla Capital") and Hua-Mei 21st Century Partner, LP, a Delaware limited partnership (the "Partnership") is derived from a Schedule 13D, dated April 28, 2008, which was filed with the SEC to report the shares beneficially owned by such persons as of April 11, 2008. The Schedule 13D states that Guerrilla Capital may be deemed to be the beneficial owner of 3,600,000 shares and the Partnership may be deemed to be the beneficial owner of 2,800,000 shares. Guerrilla Capital serves as investment manager for the Partnership and Guerrilla Partners L.P., a Delaware limited partnership.  Guerrilla Capital (i) has the sole power to vote or direct the vote of, and sole power to dispose or direct the disposition of, 800,000 shares of our common stock and (ii) shares the power to vote or direct the vote of, to dispose or direct the disposition of, 2,800,000 shares of our common stock.  The Partnership (i) has the sole power to vote or direct the vote of, and sole power to dispose or direct the disposition of, no shares of our common stock and (ii) shares the power to vote or direct the vote of, to dispose or direct the disposition of, 2,800,000 shares of our common stock.  Peter Siris has control over management and investment decisions for Guerilla Capital and the Partnership.  Guerrilla Capital specifically disclaims beneficial ownership in the shares reported herein except to the extent of its pecuniary interest therein.

[4]	Includes beneficial ownership of 16,667 shares issuable upon exercise of options held by Mr. Kory that are exercisable within 60 days of the date of this table.

Equity Compensation Plan Information

We have no stock option plan.  However, we have granted compensatory stock options to one of our non-management directors, as set forth in the table below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	50,000	$1.47	0

Total	50,000	$1.47	0

Item 13.  Certain Relationships and related Transactions, and Director Independence

Certain Relationships and Related Transactions

Two of our subsidiaries rent their premises from Mr. Tong Liu, our Chairman and CEO. Mr. Liu has leased the following stores to us pursuant to the terms of binding written lease agreements containing terms no less favorable to us than we could have negotiated in an arm’s length transaction with a motivated landlord, including substantially the following terms:

•
Harbin Daoli Queen Demonstration Beauty Parlor: 5 years from January 1, 2008 through December 31, 2012, for $47,300 per year, prepaid for 1 year plus an option for additional 5 years at no more than $55,000 per year.

•
Harbin Queen Beauty Demonstration Center: 5 years from January 1, 2008 through December 31, 2012 for $20,300 per year, prepaid for 1 year plus an option for additional 5 years at no more than $24,000 per year.

We were granted a non-interest bearing loan in the amount of $529,953 on April 1, 2008 by an unaffiliated individual who is a close friend of Mr. Liu, our Chief Executive Officer.  The loan is due and payable on March 31, 2009. There is no other relationship between this individual and SOKO as of May 31, 2008.

Mr. Zhang, one of our directors, is a managing director of Hua-Mei 21st Century LLC, which is affiliated with Guerrilla Capital and the Partnership.  Guerrilla Capital and the Partnership currently hold approximately 21.18% of our outstanding common stock.  Mr. Zhang does not have any authority to vote or dispose of, or direct the voting or disposition of, the shares held by Guerrilla Capital or the Partnership.  We have not entered into any understanding or arrangement with Guerrilla Capital or the Partnership pursuant to which Mr. Zhang was elected to serve on the board of directors.  Further, we do not believe that Mr. Zhang's association with Hua-Mei 21st Century LLC negatively impacts his status as an independent director of SOKO.

Director Independence

Our board has determined that each of Messrs. Chen, Kory and Zhang are independent directors within the meaning of applicable NASDAQ Stock Market and SEC rules. Each of Messrs. Chen, Kory and Zhang serve on our audit, compensation and nominating and corporate governance committees.  No other directors serve on these committees.  In considering director independence, the board studied the shares of our common stock beneficially owned by each of the directors. whether directly or indirectly, as set forth under “Security Ownership of Certain Beneficial Owners and Management.”  Mr. Zhang is a managing director of Hua-Mei 21st Century LLC, which is affiliated with Guerrilla Capital and the Partnership.  Guerrilla Capital and the Partnership currently hold approximately 21.18% of our outstanding common stock.  Mr. Zhang does not have any authority to vote or dispose of, or direct the voting or disposition of, the shares held by Guerrilla Capital or the Partnership.  As a result, the board does not believe that Mr,. Zhang's association with Hua-Mei 21st Century LLC negatively impacts his independence within relevant NASDAQ Stock Market or SEC rules.

  Item 14.     Principal Accounting Fees and Services.

Gately had been our independent accountants until we dismissed them effective as of May 14, 2008. On May 14, 2008 we appointed BJL as our independent registered certified public accounting firm

The following table sets forth fees billed to us by BJL for professional services rendered for fiscal year 2008 and 2007:

	2008	2007

Audit Fees	$30,000	$67,400
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

Total	$30,000	$67,400

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal years 2008 and 2007, respectively, for the reviews of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by BJL in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

The audit committee has considered the compatibility of the non-audit services performed by and fees paid to BJL in fiscal year 2008 and has determined that such services and fees were compatible with the independence of the accountants. During fiscal year 2008, BJL did not utilize any personnel in connection with the audit other than its full-time, permanent employees.

Policy for Approval of Audit and Non-audit Services. The audit committee has adopted an approval policy regarding the approval of audit and non-audit services provided by the independent accountants, which approval policy describes the procedures and the conditions pursuant to which the Audit Committee may grant general pre-approval for services proposed to be performed by our independent accountants. All services provided by our independent accountants, both audit and non-audit, must be pre-approved by the Audit Committee.

In determining whether to approve a particular audit or permitted non-audit service, the Audit Committee will consider, among other things, whether such service is consistent with maintaining the independence of the independent accountant. The audit committee will also consider whether the independent accountant is best positioned to provide the most effective and efficient service to our company and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality.

PART IV

Item 15.    Exhibits.

(a)(1)(2) Financial Statements and Financial Statement Schedule.

The financial statements and schedule listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SOKO FITNESS & SPA GROUP, INC.

(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SOKO Fitness & SPA Group, Inc.
(Formerly American Business Holdings, Inc)

We have audited the accompanying consolidated balance sheets of SOKO Fitness & SPA Group, Inc. as of May 31 2008 and 2007 and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years ended May 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SOKO Fitness & SPA Group, Inc. as of May 31, 2008 and 2007 and the results of its operations, changes in stockholders’ equity, and cash flows for each of the two years ended May 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

Bagell Josephs, Levine & Company, LLC
Bagell Josephs, Levine & Company, LLC
Marlton, New Jersey

August 21, 2008

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEETS
(in USD Dollar)
	AS OF MAY 31,
	2008	2007
ASSETS
Current assets:
Cash & cash equivalents	$1,563,709	$456,115
Accounts receivable, net	682,694	334,692
Inventories	1,048,788	390,223
Advances to supplier	1,467,861	857,757
Employee advance	249,900	35,684
Due from related party	-
Prepaid expense	140,993	51,841
Total Current Assets	5,153,946	2,126,312

Property, plant and equipment,net of accumulated depreciation	12,788,203	5,612,605

Other Assets
Deposit to supplier	720,461	659,993
Investment advance	1,152,738	-
Goodwill	1,348,359	-
	3,221,558	659,993

Total Assets	21,163,706	8,398,910

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loan	2,547,244	-
Accounts payable, accrued expenses and other payable	1,020,232	75,984
Unearned revenue	445,684	171,457
Taxes payable	339,556	108,120
Accrued expenses and other payables
Warrant liability	1,184,628
Total Current Liabilities	5,537,343	355,562

Minority Interest	363,277	-

Stockholders' Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
- 0 - shares issued and outstanding at May 31,2008 and 2007	-	-
Common stock, $0.001 Par value; 500,000,000 shares authorized;
17,000,000 and 13,300,000 shares issued and outstanding
at May 31, 2008 and 2007, respectively	17,000	13,300
Additional paid-in-capital	984,584	140,279
Accumulated other comprehensive income	1,619,373	408,136
Retained earnings	12,642,130	7,481,634
Total Stockholders' Equity	15,263,086	8,043,349

Total Liabilities and Stockholders' Equity	$21,163,706	$8,398,910

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLAR)

	FOR THE YEARS ENDED MAY 31,
	2008	2007

Net Sales	$13,736,788	$7,393,572

Cost of Sales	(4,028,853)	(1,735,376)

Gross Profit	9,707,935	5,658,196

Selling expense	2,397,288	-
Genernal and administration expense	1,887,836	-
Selling, General and Administrative Expenses:	4,285,123	2,694,681

Operating income	5,422,811	2,963,515

Other Income and Expenses
Interest Income (expenses)	(49,177)	-
Other income	2,357	59,070
Other expenses	(143,541)	(2,289)
Total other income and (expense)	(190,361)	56,781

Income Before Income Taxes and Minority Interest	5,232,451	3,020,296

Provision for Income Taxes	74,381	735

Minority Interest	(2,426)	-

Net Income	$5,160,496	$3,019,560

Other Comprehensive Income
Foreign Currency translation adjustment	1,211,237	304,996

Comprehensive Income	$6,371,732	$3,324,556

Basic and Diluted Income per common share
Basic	$0.30	$0.23
Diluted	$0.25	$0.23

Weighted average common share outstanding
Basic	17,000,000	13,300,000
Diluted	20,360,000	13,300,000

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2008 AND 2007
( in USD)

	Preferred Stock		Common Stock		Additional	Accumulated Other		Total
	par value $0.001		par value $0.001		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance at May 31, 2006	-	$-	13,300,000	$13,300	$140,279	$103,140	$4,462,074	$4,718,793

Reorganization upon reverse merger								-
Issuance of common stock upon reverse merger								-
Issuance of common stock to investors upon reverse merger								-
Issuance of common stock to consultant upon reverse merger
Net Income							3,019,560	3,019,560

Other Comprehensive income:						304,996		304,996
Foreign currency translation adjustment

Balance at May 31, 2007	-	$-	13,300,000	$13,300	$140,279	$408,136	$7,481,634	$8,043,349

Paid in Capital					1,000,000			1,000,000

Issuance of common stock upon reverse merger			425,000	425	(425)			-

Issuance of common stock to investors			2,000,000	2,000	1,025,500			1,027,500

Issuance of common stock to placement agent			1,275,000	1,275	(1,275)			-

Issuance of warrants to investors					(1,184,628)			(1,184,628)

Adjustment upon recognition of goodwill					5,133			5,133

Net Income							5,160,496	5,160,496

Other Comprehensive income, net of tax						1,211,237		1,211,237
Foreign currency translation adjustment

Balance at May 31, 2008	0	$-	17,000,000	$17,000	$984,584	$1,619,373	$12,642,130	$15,263,086

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
( in USD)

	FOR THE YEARS ENDED MAY 31,
	2008	2007

Cash Flows From Operating Activities:
Net income	$5,160,496	$3,019,560
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	967,455	412,307

Changes in operating assets and liabilities:
Accounts receivable	(329,369)	(323,545)
Inventory	(658,329)	123,816
Advances to suppliers	(484,682)	(803,128)
Employee advance	(137,793)	(17,355)
Prepaid expense	(72,438)	(2,389)
Deposit to vendor	(60,468)	(330,118)
Accounts payable	(32,420)	(14,387)
Unearned revenue	257,579	58,648
Taxes payable	216,745	(632,880)
Accrued expenses and other payables	(25,872)	33,339

Cash provided by operating activities	4,800,903	1,523,868

Cash Flows From Investing Activities:
Addition in Construction in Progress	(3,987,981)	(3,708,397)
Purchase of property and equipment	(1,804,200)	(35,884)
Investment in subsidiary-Shenyang Letian	(1,635,818)	-
Investment advance	(1,152,738)	-

Cash used in investing activities	(8,580,736)	(3,744,281)

Cash Flows From Financing Activities:
Proceeds from capital contribution	1,000,000	-
Proceeds from issuance of common stock	1,027,500	-
Proceeds from short-term loan	2,547,244	-

Cash provided by financing activities	4,574,744	-

Effect of exchange rate changes on cash and cash equivalents	269,847	118,911

Increase (decrease) in cash and cash equivalents	1,064,758	(2,101,503)

Cash and Cash Equivalents - Beginning of the year	498,951	2,557,618

Cash and Cash Equivalents - Ending of the year	$1,563,709	$456,115

Supplemental disclosures of cash flow information:

Interest paid	$49,042	$-
Income Taxes paid	$9,427	$754

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 1.    DESCRIPTION OF BUSINESS AND ORGANIZATION

Soko Fitness & Spa Group, Inc., (“SOKO” or the “Company) was incorporated in the State of  Delaware on September 9, 2004 under the original name of  American Business Holdings, Inc. as a holding vehicle to own and control a textile and plastic packaging company in Central and East Africa. On September 12, 2004, the Company completed a Stock Purchase Agreement and Share Exchange in which it purchased all of the outstanding membership shares in Tissakin Ltd., a Democratic Republic of Congo corporation.  Through Tissakin Ltd., the Company was a manufacturer of bags for packaging agricultural products in the Democratic Republic of Congo.

On April 11, 2008 (the “Closing Date”), SOKO entered into a Share Exchange Agreement with Wealthlink and the Wealthlink Shareholders pursuant to which the Company acquired all of the outstanding shares of common stock of Wealthlink from the Wealthlink Shareholders in exchange for their outstanding shares of Wealthlink common stock and a cash payment of $300,000. Additionally, on the Closing Date, Mr. Tong Liu, our current Chairman of the Board and Chief Executive Officer, entered into Securities Purchase Agreements with each of Syed Idris Husain, then director of the Company, and certain other SOKO shareholders pursuant to which Mr. Liu purchased 1,000,000 shares of common stock from Mr. Husain and an aggregate of 1,575,000 shares of common stock from other SOKO shareholders for a total aggregate purchase price of $400,000.

Also, on the Closing Date, immediately prior to and as a condition to the completion of the share exchange, the Company entered into a Stock Purchase Agreement with each of Syed Irfan Husain, the Company’s then President and Chief Executive Officer, Syed Idris Husain, and Verifica International, Ltd. (collectively, the “Buyers”).  Pursuant to this agreement, the Buyers purchased all issued and outstanding shares of Tissakin Ltd., a Democratic Republic of Congo corporation and a wholly-owned subsidiary of the Company, in consideration of 79,000,000 shares of common stock of the Company owned by the Buyers.

As a result of the consummation of all of these transactions, the Company reacquired 81,575,000 shares from its original shareholders and issued an aggregate of 13,300,000 shares of our common stock to the Wealthlink Shareholders.  Further, in consideration of services provided to the Company in association with the consummation of these transactions, an aggregate of 1,275,000 shares were issued to several advisors in lieu of cash compensation.  The remaining 67,425,000 shares acquired by the Company were cancelled.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 1.    DESCRIPTION OF BUSINESS AND ORGANIZATION (Continued)

Additionally, on the Closing Date, SOKO entered into a Securities Purchase Agreement, Warrant, Registration Rights Agreement and Lock-Up Agreement with three investors (the “Purchasers”) for an aggregate of $2,000,000 (the “Financing”). On the Closing Date, upon the terms and subject to the conditions set forth in the Securities Purchase Agreement, SOKO sold, and the Purchasers purchased, in the aggregate, 2,000,000 shares of our common stock and warrants to purchase an additional 2,000,000 shares. The warrants have an exercise price of $1.25 and are exercisable at any time through the third anniversary of the Closing Date. Additionally, each Purchaser’s ability to exercise the warrant is limited to the extent such Purchaser’s beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) would exceed 4.99% of the SOKO’s outstanding common stock. From the Closing Date and through the twelve-month anniversary of the Closing Date, certain SOKO shareholders agreed not to sell any of their shares of our common stock. The Company is obligated to file a registration statement with respect to the shares and warrants acquired by the Purchasers within 60 calendar days of the Closing Date.

As a result of the aforementioned transactions, there has been a change in control of the Company as the shareholders of Wealthlink became the majority shareholders of the Company.

For accounting purpose, the transaction has been accounted for as a reverse acquisition under the purchase method. Accordingly, Wealthlink and its subsidiaries are treated as the continuing entity for accounting purposes. Following the merger, the Company changed its name from American Business Holdings, Inc. to SOKO Fitness & Spa Group, Inc.

As a result of the merger, the Company is now engaged in the business of operating distinctive destination centers that offer professional fitness, beauty salon and spa services in China. The Company provides programs, services and products that uniquely combine exercise, education and nutrition to help their members lead a healthy way of life and achieve their fitness goals. SOKO currently maintains more than 10,000 memberships within our 6 facilities located in the northeast region of China.

Wealthlink was incorporated under the laws of the Cayman Islands on March 27, 2007.  On June 19, 2007, Wealthlink invested $1,000,000 to form a wholly-owned subsidiary, Harbin Mege Union Beauty Management Ltd. (“Mege Union”), a wholly foreign-owned entity (“WFOE”) incorporated under the laws of the People’s Republic of China (the “PRC” or “China”).

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 1.    DESCRIPTION OF BUSINESS AND ORGANIZATION (Continued)

Except for Legend SPA Co., which is directly owned and newly operated, the Company has not carried on any other substantive operations of its own. Instead, it has entered certain exclusive agreements with Harbin Daoli Queen Demonstration Beauty Parlor, Harbin Huang Emperor & Golden Gym Club Co. Ltd., Harbin Queen Beauty Demonstration Center and Harbin Queen Beauty Vocational Skill Training School (collectively, the “Queen Group”). The entities in Queen Group are all organized in the PRC as either limited liability companies or sole proprietorships.

The paid-in capital of Queen Group was funded by the majority stockholders of Mege Union. PRC law currently has limits on foreign ownership of companies. To comply with these foreign ownership restrictions, on August 3, 2007, Mege Union entered into certain exclusive agreements with Queen Group and its stockholders. Pursuant to these agreements, Mege Union provides exclusive consulting and other general business operation services to Queen Group, in return for a consulting services fee which is equal to Queen Group’s revenue. In addition, Queen Group’s shareholders have pledged their equity interest in Queen Group to Mege Union, irrevocably granted Mege Union an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Queen Group and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Mege Union. Through these contractual arrangements. Mege Union has the ability to substantially influence Queen Group’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholders’ approval.

As a result of these contractual arrangements, which obligate Mege Union to absorb a majority of the risk of loss from Queen Group’s activities and enable Mege Union to receive a majority of its expected residual returns, Mege Union accounts for Queen Group as a variable interest entity (“VIE”) under Financial Accounting Standards Board ("FASB") Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Accordingly, Mege Union consolidates Queen Group’s results, assets and liabilities.

Since Mege Union and Queen Group are under common control, the consolidation of Mege Union and Queen Group has been accounted for at historical cost and prepared on the basis as if the aforementioned exclusive agreements between Mege Union and Queen Group had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

On May 13, 2008, the Board of Directors of SOKO Fitness & Spa Group, Inc. (the "Company" or "SOKO") approved an amendment to the Company's Bylaws to change the Company's fiscal year from a fiscal year ending on December 31 to a fiscal year ending on May 31.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of SOKO, Wealthlink and its wholly owned subsidiary, Mege Union and its variable interest entity, Queen Group. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts and Other Receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. There is no allowance for uncollectible amounts for the years ended May 31, 2008 and 2007.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchases and supplies for providing the beauty treatment. No allowance for inventories is considered necessary for the years ended May 31, 2008 and 2007.

Property, Equipment and Construction in Progress

Property and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Building & buildings improvement	10 years
Machinery and equipment	5 years
Computer, office equipment and furniture	5 years
Automobiles	5 years

The carrying value of property, plant and equipment is assessed annually and when factors indicating impairment is present, the carrying value of the fixed assets is reduced by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

For the years ended May 31, 2008 and 2007, the Company had total accumulated costs involved with construction in progress in the amount of $3,687,591 and $788,915, respectively.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

Goodwill and other intangible assets are accounted for in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with SFAS No.144. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

There were no impairment losses recognized for the periods presented.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104.  Sales revenue is generally recognized when the services are provided and payments of the customers are received or collections are reasonably assured. Payments received in advance from membership fees but not yet earned are recorded as deferred revenue.

Initial non-refundable membership fee is recognized one-half in the first month, with the remaining one-half recognized on a straight-line basis of estimated membership life.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Statement of Financial Accounting Standards ("SFAS") No. 130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income arose from the changes in foreign currency exchange rates.

Income Taxes

The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There are no deferred tax amounts at May 31, 2008 and 2007.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There are 20,360,000 shares of common stock equivalent available in the computation of dilute earnings per share at May 31, 2008.

Foreign Currency Translation

The Company uses the United States dollar (“US Dollars”) for financial reporting purposes. The Company, Mege Union and Queen Group maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted.

In general, for consolidation purposes, the Company translates its’ subsidiary Legend and Queen Group's assets and liabilities into US Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s, Mege Union's and Queen Group's financial statements are recorded as accumulated other comprehensive income.

This quotation of the exchange rates does not imply free convertibility of Chinese Yuan Renminbi ("RMB") to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rate of exchange quoted by the People’s Bank of China at May 31, 2008 was US$1.00 = RMB6.94. The weighted average translation rate of US$1.00 = RMB7.3358 was applied to the Company's 12 months income statement for 2008.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No. 115." This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. We are currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on our financial statements.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company has adopted FSP EITF 07-3 and expensed the research and development as it incurred.

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations , was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company has adopted SFAS No. 141R.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 3.    ADVANCES TO SUPPLIERS

The Company makes advances to certain vendors for inventory purchases. The Advances to Suppliers were $1,467,861 and $857,757 as of May 31, 2008 and 2007. Below is the breakdown of advances to major suppliers:

	As of May 31,
	2008	2007

Major supplier A	$882,295	$857,757
Major supplier B	164,387	-
Major supplier C	110,690	-
Others	310,488	-
Total	$1,467,861	$857,757

NOTE 4.    EMPLOYEE ADVANCE

The Employee Advance was $249,900 and $35,684 as of May 31, 2008 and 2007, respectively.  The Employee Advance was made to certain employees by the Company in order for them to pay the travel expenses, office supplies expenses or any other miscellaneous expenses in the future.

NOTE 5.    PROPERTY AND EQUIPMENT, NET

	As of May 31,
	2008	2007
Machinery & Equipments	$1,835,934	$1,456,744
Office Equipment & Furniture	526,221	265,813
Automobiles	86,639	5,097
Buildings	1,743,516	-
Leasehold improvements	7,156,757	4,138,126
Sub-total	11,349,066	5,865,780
Less: Accumulated Depreciation	(2,248,454)	(1,042,089)

Construction in progress	3,687,591	788,915

Total	$12,788,203	$5,612,605

Depreciation expense for the years ended May 31, 2008 and May 31, 2007 was $967,455 and $412,307, respectively.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 6.    DEPOSIT TO SUPPLIER

The Deposit to Supplier of RMB 5,000,000, $720,461 and $659,993 as of May 31, 2008 and 2007 represents deposit made to a major supplier, with whom the Company has a long standing business relationship. In order to maintain the relationship and purchase the products under the most favorable condition, the Company made the deposit.  Since the Company expects the entire amount will be repaid, no allowance has been established.

NOTE 7.    INVESTMENT ADVANCE

On March 1, 2008, the Company’s subsidiary Mege Union (the “Purchaser”) entered into an acquisition agreement with Harbin Tai Ai Beauty Co, Ltd (“Harbin Tai Ai, or the “Seller”) to purchasing 100% interest of the Tai Ai.  The acquisition cost is RMB 8,000,000, and the agreement calls for payment in advance. As of May 31, 2008, Mege Union has made full payment of RMB 8,000,000, equivalent to $1,152,738. Once the transaction is completed, the Company will reclass the full amount to proper accounts.

It is expected that with the completion of this acquisition, the Company will be able to expand its market shares in Harbin area.

NOTE 8.    GOODWILL

On March 1, 2008, the Company’s subsidiary Mege Union (the “Purchaser”)  entered into an acquisition agreement with Shenyang Shengchao Management & Advisory Co., Ltd (“the Seller”) to acquire 51% of  the Seller’s interest in Shenyang Letian Yoga Fitness Center (“Letian”). The acquisition cost was RMB12,000,000 (equivalent to US$1,687,408 at the date of signing). The results of operations of Letian were included in the consolidated results of operations commencing March 1, 2008.

The accompanying consolidated financial statements include the allocation of the acquisition cost to the net assets acquired based on their respective fair values. The net assets were valued by an independent third party.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the 51% interest in Letian acquired.  The following represents the allocation of the acquisition cost to the net assets acquired based on their respective fair values:

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 8.    GOODWILL (Continued)

Current assets	$229,485
Construction in process	492,201
Fixed assets	206,919
Total liabilities assumed	547,857
Net assets acquired	380,748
Total consideration paid	1,729,107

Goodwill	$1,348,359

NOTE 9.    TAXES

1)	Corporate Income Tax

The Company is a Delaware corporation and conducts all of its business through Mege Union and Queen Group, both Chinese subsidiaries. All business is conducted in PRC.

Queen Group consists of five individually-owned sole proprietorships, which are generally exempt from paying corporate level income taxes, except the Harbin Huang Emperor & Golden fitness business whose income tax is levied at 27% of its taxable net income which is fixed at 10% of annual revenue. Shenyang Letian is subject to a 25% income tax rate on all net income.

Our provisions for income taxes for the year ended May 31, 2008 and 2007 were $74,381 and $735, respectively.

2)	Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union.  Except the Harbin Huang Emperor & Golden fitness which is subject to 3% of actual revenue and Shenyang Letian Yoga fitness which is subject to 5% of actual revenue, all other business is subject to either 3% or 5% on a pre-determined fixed revenue.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 9.    TAXES (Continued)

3)    Taxes payable at May 31, 2008 and 2007 consisted of the following:

	As of May 31,
	2008	2007
Business sales tax payable	$244,680	$97,404
Corporate income tax	68,853
Other	26,023	10,716

Total taxes payable	$339,556	$108,120

NOTE 10.    SHORT TERM LOAN

The short-term loans include the following:

	Balance of
	31-May-08	31-May-07
a) Loan payable to an unrelated bank one year term from February 29, 2008 to January 29, 2009 at a fixed interest rate of 0.62% per month,	$1,729,107	$-

b) Loan payable to an unrelated party one year term from October 23, 2007 to October 28, 2008 at a fixed interest payment of RMB4,000 per quarter	288,184	-

c) Loan payable to a related party one year term from April 1, 2008 to March 31, 2009 free of interest	529,953

Total	$2,547,244	$-

Interest expense paid for the above short term loans totaled $49,042 and -0- for the years ended May 31, 2008 and 2007, respectively.

The loan from an unrelated bank is secured by the building owned by Queen Group.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 11.    DEFERRED REVENUE

Deferred revenue represents cash received from members, but not yet earned. The summary set forth below of the activity and balances in deferred revenue at May 31, 2008 and 2007 respectively. Cash additions include all cash received for membership fees and advance payments for services. Revenue recognized includes all revenue earned during the periods from membership services and other services.

A reconciliation of deferred revenue as of May 31, 2008 is as follows:

	As of May 31,
	2007			2008
	Balance	Cash Additions	Revenue Recognized	Balance
Membership fees & advance payment collected	$171,457	$13,097,888	$(12,908,851)	$360,494

Receipts collected & earned without deferral during period		827,937	(827,937)
	171,457	13,925,825	(13,736,788)	360,494

Impact of foreign currency translation				85,190
			Total	$445,684

NOTE 12.    SEGMENT REPORTING

The Company has a single operating segment in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Although the Company provides and markets various products and services, the Company’s chief operating decision maker reviews and evaluates one set of combined financial information deciding how to allocate resources and in assessing performance.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 12.    SEGMENT REPORTING (Continued)

For the years ended May 31, 2008 and 2007, the Company’s sales revenue from various products/services are as follows:

	Twelve months ended May 31,
	2008	2007
Beauty and Spa	$11,626,414	$5,380,378
Fitness and Yoga	1,270,698	889,321
Others	839,676	1,123,873

Total	$13,736,788	$7,393,572

NOTE 13.    STOCKHOLDERS’ EQUITY

A.           Issuance of Common Stock

On April 11, 2008, in connection with the share exchange discussed in detail under NOTE 1, the Company issued an aggregate of 13,300,000 shares of our common stock to the Wealthlink Shareholders.  Further, in consideration of services provided to the Company in association with the consummation of these transactions, an aggregate of 1,700,000 shares were issued to placement agent. Additionally, on April 11, 2008, SOKO sold in the aggregate, 2,000,000 shares of its common stock to certain accredited investors, at a purchase price of $1.00 per share. The Company received net proceeds of $1,027,500 in connection with this private placement. Upon completion of the placement, the Company incurred $15,257 in legal and other issuance expenses. As of May 31, 2008, there were 17,000,000 shares of common stock issued and outstanding.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 13.    STOCKHOLDERS’ EQUITY (Continued)

B.           Warrants

With the warrants attached to the stocks sold in the private placement, the investors are entitled to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $1.25 per share. All these warrants are exercisable for three years from the effective date of registration statement. Moreover, placement agent is entitled to purchase an aggregate of 1,360,000 shares of common stock at an exercise price of $1.25 per share. All these warrants are exercisable for five years from the effective date of registration statement. Warrants to investors contain a cashless exercise provision. Accordingly, in accordance with EITF 00-19, the warrants are classified as liability.

The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 100%, risk free interest rate 3.850% and expected term of 5 years for warrants to placement agent and 3 years for warrants to investors.

Following is a summary of the status of warrants outstanding as of June, 2008:

Outstanding Warrants
Exercise Price	Number	Remaining Life	Fair Value
1.25	2,000,00	2.92	$1,184,628
1.25	1,360,000	4.92	$ 995,723
Total	3,360,000		$2,180,351

NOTE 14.    RELATED TRANSACTIONS

Two of our subsidiaries rent their premises from Mr. Tong Liu, our Chairman and CEO. Mr. Liu has leased the following stores to the Company pursuant to the terms of binding written lease agreements containing terms no less favorable to the Company than the Company could have negotiated in an arm’s length transaction with a motivated landlord, including substantially the following terms:

1)
Harbin Daoli Queen Demonstration Beauty Parlor: 5 years from January 1, 2008 through December 31, 2012, for $47,300 per year, prepaid for 1 year plus an option for additional 5 years at no more than $55,000 per year.

2)
Harbin Queen Beauty Demonstration Center: 5 years from January 1, 2008 through December 31, 2012 for $20,300 per year, prepaid for 1 year plus an option for additional 5 years at no more than $24,000 per year.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 14.    RELATED TRANSACTIONS (Continued)

The non-interest loan of $529,953 was granted to the Company by a very close friend of Mr. Tong Liu, the CEO of the Company.  There is no other related transaction between this related party and the Company as of May 31, 2008.

NOTE 15.    COMMITMENTS AND CONTINGENCIES

1) Commitments

The Company leases offices and fitness facilities under non-cancellable operating leases. The Company recognizes rent expense on a straight-line basis over the term of the lease in accordance to SFAS No.13 “Accounting for Leases.” The Company has entered into nine tenancy agreements for the lease of the premises.

The Company’s commitments for minimum rental payments under these lease agreements are as follows:

As of May 31
2009	$ 378,242
2010	461,095
2011	422,671
2012	414,121
2013	340,154
2014	241,210
2015	241,210
2016	253,271
2017	253,271
2018	126,635

Total	$ 3,364,229

2) Contingencies

On June 1, 2008, Queen Group closed one of its beauty salon store in Harbin and decided to relocate it to a new location.  The new store will also be changed name to Dafuyuan store. The unamortized leasehold improvements in the amount of $ 14,752 of will be written-off.  The new store is under decoration and its opening date is pending.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of August, 2008.

SOKO Fitness & Spa Group, Inc.

/s/ Tong Liu
Tong Liu
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the undersigned hereby appoints Tong Liu and Xia Yu, and each of them, his true and lawful attorney-in-fact and agent, for him and in his name and place, to sign the name of the undersigned in the capacity or capacities indicated below to the Annual Report of SOKO Fitness & Spa Group, Inc. on Form 10-K for the year ended May 31, 2008 and any and all amendments to such Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with all necessary or appropriate governmental or other entities, including, but not limited to, the Securities and Exchange Commission, granting to such attorney-in-fact and agent full power and authority to perform each act necessary to be done as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Tong Liu	Chief Executive Officer, Chairman of the Board	August 29, 2008
Tong Liu	(Principal Executive Officer)

/s/ Xia Yu	Chief Financial Officer	August 29, 2008
Xia Yu	(Principal Accounting Officer)

/s/ Yang Chen	Director	August 29, 2008
Yang Chen

/s/ Su Zhang	Director	August 29, 2008
Su Zhang

/s/ Gideon Efim Kory	Director	August 29, 2008
Gideon Efim Kory

INDEX TO EXHIBITS

Exhibit	Description of Exhibit
3(i).1
Certificate of Incorporation of American Business Holdings Inc. (incorporated by reference to Exhibit 3.1 of SOKO's Registration Statement on Form SB-2, filed with the SEC on March 15, 2006 (Commission File No. 333-132429))

3(i).2
Certificate of Ownership and Merger merging SOKO Fitness & Spa Group, Inc. into American Business Holdings Inc. (incorporated by reference to Exhibit 3.1 of SOKO's Current Report on Form 8-K, filed with the SEC on June 6, 2008 (Commission File No. 333-132429))

3(ii)	Amended and Restated Bylaws of SOKO Fitness & Spa Group, Inc.

4.1	Specimen Stock Certificate

10.1
Form of Share Exchange Agreement dated April 11, 2008 by and among American Business Holdings, Inc., Wealthlink Co., Ltd. and each of the shareholders of Wealthlink Co., Ltd. (incorporated by reference to Exhibit 10.1 of SOKO's Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.2
Form of Securities Purchase Agreement dated April 11, 2008 among American Business Holdings, Inc., Tong Liu, and the persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 of SOKO's Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.3
Form of Registration Rights Agreement dated April 11, 2008 between American Business Holdings, Inc. and the several purchasers signatory thereto (incorporated by reference to Exhibit 10.3 of SOKO's Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.4
Form of Lock-up Agreement dated April 11, 2008 between American Business Holdings, Inc. and the stockholder signatory thereto (incorporated by reference to Exhibit 10.4 of SOKO's Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.5
Form of Warrant issued by American Business Holdings, Inc. (incorporated by reference to Exhibit 10.5 of SOKO's Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.6
Form of Escrow Agreement dated April 11, 2008 between American Business Holdings, Inc., certain officers of the company, and Crone Rozynko, LLP (incorporated by reference to Exhibit 10.6 of SOKO's Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.7
Consulting Agreement dated April 11, 2008 between Syed Idris Husain and American Business Holdings, Inc. (incorporated by reference to Exhibit 10.7 of SOKO's Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.8
Stock Purchase Agreement dated April 11, 2008 between American Business Holdings, Inc. and each of Syed Irfan Husain, Syed Idris Husain and Verifica International, Ltd. (incorporated by reference to Exhibit 10.8 of SOKO's Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

21	List of Subsidiaries.

24	Power of Attorney (included in signature page)

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002