Form 10-Q
period 2008-08-31
SOKO FITNESS & SPA GROUP, INC.
filed 2008-10-15
CIK 1355835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2008

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ through ____________

333-132429
(Commission file number)

SOKO FITNESS & SPA GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	80-0122921
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 194,Guogeli Street, Harbin,
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company
(Do not check if a smaller reporting company)			☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐               No ☒

On October 13, 2008, 17,000,000 shares of the registrant's common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item1.    Financial Statements

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2008 AND MAY 31, 2008
(Currency in US Dollars)

	August 31,	May 31,
	2008	2008
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash & cash equivalents	$2,058,729	$1,563,709
Accounts receivable, net	489,333	682,694
Inventories	1,157,471	1,048,788
Advances to supplier	1,914,496	1,467,861
Employee advance	225,715	249,900
Prepaid expense	272,290	140,993
Total Current Assets	6,118,033	5,153,945

Property, plant and equipment,net of accumulated depreciation	14,420,836	12,788,203

Other Assets
Security deposit	111,431	-
Deposit to supplier	731,072	720,461
Investment advance	-	1,152,738
Goodwill	2,361,569	1,348,359
	3,204,072	3,221,558

Total Assets	23,742,942	21,163,706

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loan	2,046,634	2,547,244
Accounts payable, accrued expenses and other payable	992,912	1,020,232
Unearned revenue	1,429,347	445,684
Taxes payable	403,326	339,556
Warrant liability	1,184,628	1,184,628
Total Current Liabilities	6,056,847	5,537,344

Minority Interest	387,548	363,277

Stockholders' Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
- 0 - shares issued and outstanding at August 31, 2008 and May 31,2008	-	-
Common stock, $0.001 Par value; 500,000,000 shares authorized;
17,000,000 shares issued and outstanding at August 31, 2008
and May 31, 2008	17,000	17,000
Additional paid-in-capital	966,640	984,584
Accumulated other comprehensive income	1,886,347	1,619,373
Retained earnings	14,428,560	12,642,130
Total Stockholders' Equity	17,298,547	15,263,086

Total Liabilities and Stockholders' Equity	$23,742,942	$21,163,706

The accompanying notes are an integral part of these consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(Currency in US Dollars)

	FOR THE THREE MONTHS ENDED
	AUGUST 31,
	2008	2007

Net Sales	$4,448,395	$2,121,562

Cost of Sales	(971,841)	(516,809)

Gross Profit	3,476,554	1,604,753

Selling, General and Administrative Expenses:	1,595,500	641,133

Operating income	1,881,055	963,620

Other Income and Expenses
Interest Income (expenses)	(50,008)	282
Other income	2,415	971
Other expenses	(13,731)	-
Total other income and (expense)	(61,324)	1,253

Income Before Income Taxes and Minority Interest	1,819,731	964,873

Provision for Income Taxes	25,132	579

Minority Interest	8,169	-

Net Income	$1,786,430	$964,294

Other Comprehensive Income
Foreign Currency translation adjustment	266,974	120,366

Comprehensive Income	$2,053,405	$1,084,660

Basic and Diluted Income per common share
Basic	$0.11	$0.07
Diluted	$0.09	$0.07

Weighted average common share outstanding
Basic	17,000,000	13,300,000
Diluted	20,389,348	13,300,000

The accompanying notes are an integral part of these consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(Currency in US Dollars)

	FOR THE THREE MONTHS ENDED AUGUST 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$1,786,430	$964,294
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock based compensation	18,651	-
Depreciation and amortization	333,114	158,590
Minority interest	8,169	-

Changes in operating assets and liabilities:
Accounts receivable	193,361	(110,599)
Inventory	(108,683)	(55)
Advances to suppliers	(446,635)	349,455
Employee advance	73,396	(112,838)
Other receivables	(49,212)	(1,624,668)
Prepaid expense	(38,923)	(12,981)
Security deposit	(111,431)	-
Deposit to vendor	(10,611)	(9,218)
Accounts payable	-	(17,378)
Unearned revenue	983,663	18,429
Taxes payable	63,770	1,554
Accrued expenses and other payables	(27,320)	3,644

Cash provided by (used in) operating activities	2,667,740	(391,771)

Cash Flows From Investing Activities:
Addition in Construction in Progress	(1,356,563)	(220,124)
Purchase of property and equipment	(419,041)	(101,063)

Cash used in investing activities	(1,775,604)	(321,187)

Cash Flows From Financing Activities:
Proceeds from capital contribution	-	1,000,000
Repayments of short-term loan	(500,610)	-

Cash provided by (used in) financing activities	(500,610)	1,000,000

Effect of exchange rate changes on cash and cash equivalents	6,154	41,129

Increase in cash and cash equivalents	397,681	328,171

Cash and Cash Equivalents - Beginning of the period	1,661,048	456,115

Cash and Cash Equivalents - Ending of the period	$2,058,729	$784,286

Supplemental disclosures of cash flow information:

Interest paid	$38,861	$-
Income Taxes paid	$417	$579

The accompanying notes are an integral part of these consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of SOKO Fitness & Spa Group, Inc. and (the “Company” or “SOKO”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of August 31, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal of consolidation

The condensed consolidated financial statements include the financial statements of SOKO, Wealthlink and its wholly owned subsidiary, Mege Union and its variable interest entity (“VIE”), Queen Group. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. There is no allowance for uncollectible amounts for the three months ended August 31, 2008 and 2007.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(UNAUDITED)

Inventories

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchases and supplies for providing the beauty treatment. No allowance for inventories is considered necessary for the three months ended August 31, 2008 and 2007.

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

Property, Equipment and Construction in Progress

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

As of August 31, 2008 and May 31, 2008, the Company had total accumulated costs involved with construction in progress in the amount of $5,101,676 and $3,687,591, respectively.

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

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(UNAUDITED)

There was no impairment losses recognized for the periods presented.

Stock-Based Compensation

The Company records stock based compensation expense pursuant to FAS 123R. The Company estimates the fair value of the award using the Black-Scholes Option Pricing Model. Under FAS 123R, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104.  Sales revenue is generally recognized when the services are provided and payments of the customers are received or collections are reasonably assured. Payments received in advance from membership fees but not yet earned are recorded as deferred revenue.”

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

Earnings per Share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There are 20,389,348 shares of common stock and common stock equivalent available in the computation of diluted earnings per share at August 31, 2008.

Foreign Currency Translation

The Company uses the United States dollar (“US Dollars”) for financial reporting purposes. The Company’s operating subsidiary Mege Union and its VIE Queen Group maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(UNAUDITED)

In general, for consolidation purposes, the Company translates its assets and liabilities into US Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the financial statements are recorded as accumulated other comprehensive income.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rate of exchange quoted by the People’s Bank of China at August 31, 2008 was US$1.00 = RMB6.8405. The weighted average translation rate of US$1.00 = RMB6.8601 was applied to the Company's three months income statement for 2008.

New Accounting Pronouncements

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

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(UNAUDITED)

NOTE 3 - ADVANCES TO SUPPLIERS

The Company makes advances to certain vendors for inventory purchases. The Advances to Suppliers were $1,914,496 and $1,467,861 as of August 31, 2008 and May 31, 2008, respectively.

NOTE 4 - EMPLOYEE ADVANCE

The Employee Advance was $225,715 and $249,900 as of August 31, 2008 and May 31, 2008, respectively.  The Employee Advance was made to certain employees by the Company in order for them to pay the travel expenses, office supplier expenses or any other miscellaneous expenses in future.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

	August 31, 2008	May 31, 2008
Machinery & Equipment	$1,939,483	$1,835,934
Office Equipment & Furniture	562,599	526,221
Automobiles	92,212	86,639
Buildings	1,768,877	1,743,516
Leasehold Improvements	7,571,216	7,156,757
Subtotal	11,934,387	11,349,066
Less: Accumulated Depreciation	(2,615,227)	(2,248,454)

Construction in progress	5,101,676	3,687,591

Total property & equipment, net	$14,420,836	$12,788,203

Depreciation expense for the three months ended August 31, 2008 and 2007 was $333,114 and $158,590, respectively.

NOTE 6 - DEPOSIT TO SUPPLIER

The Deposit to Supplier represents deposit made to a major supplier, with whom the Company has a long standing business relationship. In order to maintain the relationship and purchase the products under the most favorable condition, the Company made the deposit.  Since the Company expects the entire amount will be repaid, no allowance has been established.

NOTE 7 – ACQUISITION

On March 1, 2008, the Company’s subsidiary Mege Union (the “Purchaser”) entered into an acquisition agreement with Harbin Tai Ai Beauty Co, Ltd (“Tai Ai”, or the “Seller”) to purchasing 100% interest of the Tai Ai.  The acquisition cost is RMB 8,000,000, and the agreement calls for payment in advance. As of May 31, 2008, Mege Union has made full payment of RMB 8,000,000, approximately $1.2 million. The transaction was completed on June 30, 2008. Harbin Tai Ai becomes a wholly-owned subsidiary of Mege Union. At the closing, Tai Ai had $274,219 liabilities but had $97,339 in cash and $232,689 of fixed assets at fair value that was valued by an independent third party. With the total acquisition cost of $1.2 million, goodwill exists after the initial assignment of values to all assets acquired and liabilities assumed (See Note 8). The results of operations for Tai Ai are included in the condensed consolidated results of operations of the Company commencing July 1, 2008.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(UNAUDITED)

NOTE 8 - GOODWILL

On March 1, 2008, the Company acquired 51% interest of Shenyang Letian Yoga Fitness Center (“Letian”). The acquisition cost was approximately US$1,687,408. Goodwill of $1,348,359 was recorded to reflect the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the acquired interest in Letian.  The results of operations of Letian were included in the consolidated results of operations commencing March 1, 2008.

On June 30, 2008, the Company acquired 100% interest of Harbin Tai Ai for approximately $1,166,334. Goodwill of $990,912 was recorded for the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the acquired interest in Tai Ai. The accompanying consolidated financial statements include the allocation of the acquisition cost to the net assets of Tai Ai acquired based on their respective fair values. The net assets were valued by an independent third party.

The following represents the allocation of the acquisition cost to the net assets of  Tai Ai acquired based on their respective fair values:

Current assets	$216,952
Fixed assets	232,689
Total liabilities assumed	274,219
Net assets acquired	175,422
Total consideration paid	1,166,334

Goodwill	$990,912

NOTE 9 - TAXES

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

Our provisions for income taxes for the three months ended August 31, 2008 and 2007 were $25,132 and $579, respectively.

2)  Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union.  Except the Harbin Huang Emperor & Golden fitness which is subject to 3% of actual revenue and Shenyang Letian Yoga fitness which is subject to 5% of actual revenue, all other business is subject to either 3% or 5% on a pre-determined fixed revenue.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(UNAUDITED)

3) Taxes payable at August 31, 2008 and May 31, 2008 consisted of the following:

	August 31, 2008	May 31, 2008
Business sales tax payable	$273,312	$244,680
Corporate income tax	103,054	68,853
Other	26,960	26,023
Total taxes payable	$403,326	$339,556

NOTE 10 - SHORT TERM LOAN

The short-term loans include the following:

	Balance of
	August 31,	May 31,
	2008	2008
a) Loan payable to an unrelated bank
one year term from February 29, 2008
to January 29, 2009 at a fixed interest rate
of 0.62% per month,	$1,754,258	$1,729,107

b) Loan payable to an unrelated party one year
term from October 23, 2007 to October 28, 2008
at a fixed interest payment of RMB4,000 per quarter	292,376	288,184

c) Loan payable to a related party one year
term from April 1, 2008 to March 31, 2009
free of interest	-	529,953

Total	$2,046,634	$2,547,244

Interest expense paid for the above short term loans totaled $11,461 and -0- for the three months ended August 31, 2008 and 2007, respectively.  The loan from an unrelated bank is secured by the building owned by Queen Group.

NOTE 11 - DEFERRED REVENUE

Deferred revenue represents cash received from members, but not yet earned. Cash additions include all cash received for membership fees and advance payments for services. Revenue recognized includes all revenue earned during the periods from membership services and other services.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(UNAUDITED)

A reconciliation of deferred revenue as of August 31, 2008 and May 31, 2008 is as follows:

	May 31,			August 31,
	2008		Revenue	2008
	Balance	Cash Additions	Recognized	Balance
Membership fees & advance	$360,494	$4,865,911	$(3,907,738)	$1,318,667
payment collected

Receipts collected & earned
without deferral during period	-	540,657	(540,657)	-
	360,494	5,406,568	(4,448,395)	1,318,667

Impact of foreign
currency translation	85,190			110,680
	$445,684			$1,429,347

NOTE 12 - STOCK OPTIONS

In July 2008, the Board of Directors of the Company authorized the issuance of 50,000 shares of stock options to one of its independent directors. The options vest over a three year period, with one-third vesting on each of the grant date, and the first and second anniversaries of the grant date. The option is exercisable for five years from the date of grant.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: Expected life 5 years, expected volatility 100%, dividend yield 0%, risk free interest rate 3.91% and the grant date fair value of $1.47. The Company determined its expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk –free interest rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of May 31, 2008	-	-	-
Granted	50,000	$1.47	$55,953
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of August 31, 2008	50,000	$1.47	$55,953

Stock compensation expense recognized for the period is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options.

NOTE 13 - STOCKHOLDERS’ EQUITY

A. Issuance of Common Stock

On April 11, 2008, in connection with the share exchange discussed in detail under NOTE 1, the Company issued an aggregate of 13,300,000 shares of our common stock to the Wealthlink Shareholders.  Further, in consideration of services provided to the Company in association with the consummation of these transactions, an aggregate of 1,700,000 shares were issued to placement agent. Additionally, on April 11, 2008, SOKO sold in the aggregate, 2,000,000 shares of its common stock to certain accredited investors, at a purchase price of $1.00 per share. The Company received net proceeds of $1,027,500 in connection with this private placement. Upon completion of the placement, the Company incurred $15,257 in legal and other issuance expenses. As of August 31, 2008, there were 17,000,000 shares of common stock issued and outstanding.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(UNAUDITED)

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

Following is a summary of the status of warrants outstanding as of August 31, 2008:

Outstanding Warrants

Exercise Price	Number	Remaining Life	Fair Value
1.25	2,000,000	2.42	$1,184,628
1.25	1,360,000	4.42	$995,723
Total	3,360,000		$2,180,351

NOTE 14 - RELATED TRANSACTIONS

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

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(UNAUDITED)

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company leases offices and fitness facilities under non-cancellable operating leases. The Company recognizes rent expense on a straight-line basis over the term of the lease in accordance to SFAS No.13 “Accounting for Leases.” The Company has entered into seven tenancy agreements for the lease of the premises.

The Company’s commitments for minimum rental payments under these lease agreements are as follows:

As of August 31
2009	$508,739
2010	508,739
2011	514,205
2012	485,513
2013	364,037
2014	286,293
2015	286,293
2016	304,595
2017	304,595
2018	150,127

Total	$3,713,136

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act).  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed  in our other SEC filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations relates to the period ended August 31, 2008 and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

Overview

We are in the business of operating distinctive destination centers that offer professional fitness, beauty salon and spa services in China. Our beauty salons provide services that include, but are not limited to, skincare, hair dressing, manicure, pedicure, body care, massage, and weight loss therapy. We currently maintain more than 12,000 fitness memberships and 18,000 beauty and spa memberships within two fitness clubs and seven spas located in the northeast region of China.  We have one beauty school in Harbin, PRC. Our goal is to provide programs, services, and products that are uniquely combined with exercise, education, and nutrition to assist our members with achieving fitness and beauty goals that may help them achieve a richer lifestyle.  For the first quarter of fiscal 2009, our beauty and spa operations accounted for about 71% of our revenue and fitness accounted for about 19% of our revenue and miscellaneous activities accounted for the remaining 10% of our revenue.  We believe that this revenue breakdown will continue in the future. We generally open our facilities to members 12 hours a day, 7 days a week.  Currently, our members average 29,000 visits per month at the SOKO Fitness Center and 21,000 visits per month at our spas.  We are running at maximum capacity at most of our facilities.

The following diagram sets forth our organizational structure and the brand names under which we operate.  Beauty salon facilities are located in each of our spa locations.
*	The entities connected to Mege Union by the dotted lines above are collectively known as the "Queen Group" and are the variable interest entity associated with Mege Union.

Results of Operations for the Three Months Ended August 31, 2008 and 2007

	2008 USD	2007 USD	Change
Net Sales
Beauty and Spa	$3,155,180	$1,976,083	$1,179,097
Fitness and Yoga	$846,290	$99,458	$746,832
Others	$446,925	$46,021	$400,904

Revenue	$4,448,395	$2,121,562	$2,326,833
Cost of Sales	$971,841	$516,809	$455,032
Gross Profit	$3,476,554	$1,604,753	$1,871,801
Gross Profit Margin	78.2%	75.6%	2.6%
Operating Expenses	$1,595,500	$641,133	$954,367

Net Income	$1,786,430	$964,294	$822,136

Revenues:

Revenues for the three months ended August 31, 2008 increased by approximately $2.33 million or 110% to $4.45 million as compared to $2.12 million for the three months ended August 31, 2007. Our sales growth was driven by increasing sales from our existing customers and our continued efforts to add new customers in new and expanding facilities.  During the quarter ended August 31, 2008, we opened one new fitness club and two new spas.  The sales from our existing facilities were about $3.2 million and sales from our new facilities were about $1.25 million.

Compared to the same quarter of 2007, beauty and spa revenues increased by 60%, driven by the increasing number of memberships and the grand opening of two new spas. Fitness and yoga revenues increased by 751%, driven by the acquisition of the largest yoga center in Asia, Shenyang Letian Yoga Center, and the increase of pre-paid memberships resulting in an increase in deferred revenue.  Our business is not seasonal.

Gross Profit:

We achieved gross profits of $3.5 million for the three months ended August 31, 2008, compared to $1.6 million for the same quarter of previous year, representing a 117% or approximately $1.9 million quarter to quarter increase. Our overall gross profit margin as a percentage of revenue was 78.2% for the three months ended August 31, 2008, compared to 75.6% for the previous year.

The high gross margin was driven by products sales far below our average level in new spas. Usually, products sales have comparatively low gross margins. As the new spas become more mature and increase the products sales, the gross margin will go down to our average level of around 75%.

Operating Expenses:

Operating expenses consisted of selling, general and administrative expenses and increased by approximately $0.95 million to $1.60 million for the three months ended August 31, 2008 from $0.64 million for the same quarter of previous year. This represented an increase from 30% to 35% of our revenue. This increase in selling, general and administrative expenses by 161% is mainly driven by the high cost of being a public company and building up the management team for our new facilities. The overall increase in our operating expenses was in proportion to our increase in sales and opening new stores.

Net Income:

Net income for the three months ended August 31, 2008 increased by approximately $0.83 million to $1.79 million as compared to $0.96 million for the previous year. The quarter to quarter net income increase of 86.5% was mainly attributable to increase in our gross profit coupled with a low income tax rate.

Liquidity and Capital Resources

Three Months Ended August 31:	2008	2007
Cash provided by (used in):
Operating Activities	$2,667,740	$(391,771)
Investing Activities	$(1,775,604)	$(321,187)
Financing Activities	$(500,610)	$1,000,000

Operations

Cash provided by operating activities totaled $2.7 million for the three months ended August 31, 2008 as compared to $(0.4) million in the same period of previous year. The increase in our cash provided by operations is due to the increase in our net income, offsetting an increase in our prepayment to vendors.

Investments

We invested $1.8 million in fixed assets and construction in process for the three months ended August 31, 2008 as compared to $0.3 million in the same period of previous year. The investments are a part of our development plan which includes the leasehold improvement of our existing stores and moving Kunlun spa to the new location.

Financing

We made repayments for short-term loan of $ 0.5 million in cash for the three months ended August 31, 2008.

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

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate.  There was no allowance for uncollectible amounts for the period of three months ended August 31, 2008.

Inventories

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchases and supplies for providing the beauty treatment. No allowance for inventories was considered necessary for the period of three months ended August 31, 2008.

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

For the period of three month ended August 31, and May 31, 2008, the Company had total accumulated costs involved with construction in progress of approximately $5.1 million and $3.7 million, respectively.

We have plans to renovate present facilities and open new facilities using existing cash flow from operations. The total expense of construction in progress is $5.1 million. $3.7 million was used in two new spas and one new fitness club construction; $1.4 million was used for renovation of three present spas and one existing fitness club.

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

There was no impairment losses recognized for the periods presented.

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) No. 104.  Sales revenue is recognized when the services are provided and the contracts are performed.

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

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There are 20,389,348 shares of common stock and common stock equivalent available in the computation of dilute earnings per share at August 31, 2008.

Foreign currency translation

The Company uses the United States dollar (“US Dollars”) for financial reporting purposes. The Company’s operating subsidiary Mege Union and its VIE Queen Group maintain their books and records in their functional currency, Chinese RenMinBi (“RMB”), being the primary currency of the economic environment in which their operations are conducted.

In general, for consolidation purposes, the Company translates its assets and liabilities into US Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the financial statements are recorded as accumulated other comprehensive income.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rate of exchange quoted by the People’s Bank of China at August 31, 2008 was US$1.00 = RMB6.8405. The weighted average translation rate of US$1.00 = RMB6.8601 was applied to the Company's three months income statement for 2008.

Recent Accounting Pronouncements

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

Our provisions for income taxes for the three months ended August 31, 2008 and 2007 were $25,132 and $579, respectively.

2)	Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union.  Except the Harbin Huang Emperor & Golden fitness which is subject to 3% of actual revenue and Shenyang Letian Yoga fitness which is subject to 5% of actual revenue, all other business is subject to either 3% or 5% on pre-determined fixed revenue.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates, however, we believe those risks to be not material in relation to our operations. We do not have any derivative financial instruments.

Interest Rate Risk

As of August 31, 2008, we held no money market securities or short term available for sale marketable securities. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Interest expense paid for the above short term loans totaled $11,461 and -0- for the three months ended August 31, 2008 and 2007, respectively.

The loan from an unrelated bank is secured by the building owned by Queen Group.

Foreign Currency Exchange Risk

All of our revenues are denominated in RMB and, as a result, we have certain exposure to foreign currency exchange risk with respect to current revenues. A majority of our expenses are payable in foreign currency.

We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows

Item 4(T).  Controls and Procedures

Disclosure Controls and Procedures

As of August 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, although no significant deficiencies or material weaknesses have been found in our disclosure controls and procedures, additional controls and procedures are required to improve our recordkeeping systems to ensure timely and effective reporting of information.  In addition, management also concluded that additional financial personnel are required with experience with U.S. public companies and an appropriate level of knowledge, experience and training in the application of generally accepted accounting principles (“GAAP”) in the U.S.  To address such concerns, we intend to engage a consultant to evaluate our internal controls and procedures and to assist it in making improvements to the quality of its controls, policies and procedures.  We are in the process of improving supervision, education, and training of our accounting staff.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)  Exhibits

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

SOKO Fitness & Spa Group, Inc.

October 15, 2008	By:	/s/ Tong Liu
Tong Liu Chief Executive Officer (Principal Executive Officer)

October 15, 2008	By:	/s/ Xia Yu
Xia Yu Chief Financial Officer (Principal Financial and Accounting Officer)