Form 10KSB/A
period 2007-12-31
SOKO FITNESS & SPA GROUP, INC.
filed 2008-10-24
CIK 1355835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the fiscal year ended December 31, 2007

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from ___________ to ___________
Commission file number 333-132429

SOKO FITNESS & SPA GROUP, INC.
Formerly American Business Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0122921 (IRS Employer Identification No.)

No. 194,Guogeli Street, Harbin,
Heilongjiang Province, China 150001
(Address of principal executive offices)

011-86-451-87702255
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☒  No ☐

State issuer’s revenues for its most recent fiscal year. $5,231,960

Aggregate market value of the Common Stock held by non-affiliates of the Company as of December 31, 2007: $ 3,000,000

Number of shares of the registrant’s common stock outstanding as of February 15, 2008: 82,000,000 shares of Common Stock

Explanatory Note

This Annual Report on Form 10-KSB/A is filed as an amendment to the Annual Report on Form 10-KSB filed by SOKO Fitness & Spa Group, Inc. (formerly American Business Holdings Inc.) (the “Company”) on February 29, 2008 (the “Original 10-KSB”). The Company is amending "Item 8A - Controls and Procedures" to conclude that our disclosure controls and procedures are not effective because we failed to comply with the required disclosures under provisions of Item 308 in Regulation S-K.

Except as described above, no other changes have been made to the Original Report and have not been included in this Amendment. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment.

Item 8A.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective because of the material weakness in our disclosure controls and procedures described below:

•	We failed to include certain required statements in the Management’s Annual Report on Internal Control Over Financial Reporting in our Form 10-KSB filed on February 29, 2008.

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our disclosure controls and procedures:

1.	We have amended the Form 10-KSB to include all the required statements in the Management’s Annual Report on Internal Control Over Financial Reporting;

2.	We will continue to educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K;

3.	We are developing a plan to improve internal controls, which is under review by our audit committee;

4.	We intend to have adequate internal controls in place prior to the end of our 2009 fiscal year, and

5.	We will increase management oversight of accounting and reporting functions in the future.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Therefore, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2007.

Changes in Internal Controls Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2007  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOKO Fitness & Spa Group, Inc.

October 24, 2008	By:	/s/ Tong Liu
Tong Liu Chief Executive Officer (Principal Executive Officer)

October 24, 2008	By:	/s/ Xia Yu
Xia Yu Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  Each of the undersigned hereby appoints Tong Liu and Xia Yu, and each of them, his true and lawful attorney-in-fact and agent, for him and in his name and place, to sign the name of the undersigned in the capacity or capacities indicated below to the Annual Report of SOKO Fitness & Spa Group, Inc. (formerly American Business Holdings, Inc.) on Form 10-KSB for the year ended December 31, 2007 and any and all amendments to such Form 10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith, with all necessary or appropriate governmental or other entities, including, but not limited to, the Securities and Exchange Commission, granting to such attorney-in-fact and agent full power and authority to perform each act necessary to be done as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Tong Liu	Chief Executive Officer, Chairman of the Board	October 24, 2008
Tong Liu	(Principal Executive Officer)

/s/ Xia Yu	Chief Financial Officer	October 24, 2008
Xia Yu	(Principal Accounting Officer)

/s/ Yang Chen	Director	October 24, 2008
Yang Chen

/s/ Su Zhang	Director	October 24, 2008
Su Zhang

/s/ Gideon Kory	Director	October 24, 2008
Gideon Kory