Form 10-Q
period 2008-11-30
SOKO FITNESS & SPA GROUP, INC.
filed 2009-01-14
CIK 1355835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2008

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
Yes  ☐  No ☒

On January 12, 2009, 17,000,000 shares of the registrant's common stock were outstanding.

TABLE OF CONTENTS

 PART I – FINANCIAL INFORMATION

Item1.    Financial Statements

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	November 30,	May 31,
	2008	2008
	(UNAUDITED)	(RESTATED)
ASSETS
Current assets:
Cash & cash equivalents	$667,890	$1,563,709
Accounts receivable, net	215,631	682,694
Inventories	1,135,701	1,048,788
Advances to supplier	2,249,538	1,467,861
Employee advance	231,031	249,900
Prepaid expense	340,842	140,993
Total Current Assets	4,840,633	5,153,945

Property and equipment, net of accumulated depreciation	16,346,509	12,782,918

Other Assets
Security deposit	38,422	-
Deferred rent	366,279	-
Deposit to supplier	741,114	720,461
Investment advance	-	1,152,738
Goodwill	2,526,788	1,505,710
	3,672,603	3,378,909

Total Assets	24,859,745	21,315,772

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loan	1,318,604	2,547,244
Accounts payable, accrued expenses and other payable	929,492	1,020,232
Unearned revenue	1,636,313	514,965
Taxes payable	471,114	339,555
Contingent Liabilities	152,760	-
Total Current Liabilities	4,508,283	4,421,996

Minority Interest	187,845	329,304

Stockholders' Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized; - 0 - shares issued and outstanding at November 30, 2008 and May 31,2008, respectively	-	-
Common stock, $0.001 Par value; 500,000,000 shares authorized; 17,000,000 and 10,725,000 shares issued and outstanding at November 30, 2008 and May 31, 2008, respectively	17,000	17,000
Additional paid-in-capital	884,681	884,681
Additional paid-in-capital - Stock Options	18,651	-
Additional paid-in-capital - Warrants	1,279,398	1,279,398
Accumulated other comprehensive income	1,886,577	1,625,829
Retained earnings	16,077,310	12,757,564
Total Stockholders' Equity	20,163,617	16,564,472

Total Liabilities and Stockholders' Equity	$24,859,745	$21,315,772

The accompanying notes are an integral part of these consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN US DOLLARS)

	FOR THE SIX MONTHS ENDED		FOR THE THREE MONTHS ENDED
	NOVEMBER 30,		NOVEMBER 30,
	2008	2007	2008	2007
	(RESTATED)

Net Sales	$8,885,158	$5,454,937	$4,608,291	$3,333,376

Cost of Sales	(2,072,083)	(1,715,396)	(1,100,242)	(1,198,587)
			-	-
Gross Profit	6,813,075	3,739,541	3,508,049	2,134,788

Selling, General and Administrative Expenses:	3,319,689	1,708,109	1,724,190	1,066,977

Operating income	3,493,386	2,031,432	1,783,859	1,067,812

Other Income and Expenses
Interest Income (expenses)	(106,632)	284	(56,624)	2
Other income	2,606	2,143	191	1,171
Other expenses	(165,721)	(372)	(96,380)	(372)
Total other income and (expense)	(269,747)	2,055	(152,813)	801

Income Before Income Taxes and Minority Interest	3,223,639	2,033,486	1,631,046	1,068,613

Provision for Income Taxes	51,437	2,760	26,305	2,181

Minority Interest	(147,544)	-	(71,664)	-

Net Income	3,319,746	2,030,726	1,676,405	1,066,433

Other Comprehensive Income
Foreign Currency translation adjustment	260,748	356,045	17,788	235,679

Comprehensive Income	$3,580,494	$2,386,771	$1,694,194	$1,302,112

Basic and Diluted Income per common share
Basic	$0.20	$0.19	$0.10	$0.10
Diluted	$0.20	$0.19	$0.10	$0.10

Weighted average common share outstanding
Basic	17,000,000	10,725,000	17,000,000	10,725,000
Diluted	17,000,000	10,725,000	17,000,000	10,725,000

The accompanying notes are an integral part of these consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN US DOLLARS)
	FOR THE SIX MONTHS ENDED NOVEMBER 30,
	2008	2007
	(RESTATED)
Cash Flows From Operating Activities:
Net income	$3,319,746	$2,030,726
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock based compensation	18,651
Depreciation and amortization	710,372	325,138
Minority interest	(147,544)	-
Liquidated damage payment	152,760	-
	-
Changes in operating assets and liabilities:	-
Accounts receivable	503,580	(342,092)
Inventory	(47,400)	(109,643)
Advances to suppliers	(754,025)	(1,119,378)
Employee advance	23,153	(1,770,334)
Prepaid expense	(130,166)	6,873
Security deposit	(38,567)	(17,055)
Deposit to vendor	(8,589)	-
Accounts payable	-	(26,815)
Unearned revenue	1,100,559	100,229
Taxes payable	126,204	25,655
Deferred rent	(366,279)	-
Accrued expenses and other payables	(368,383)	375,963

Cash provided by (used in) operating activities	4,094,072	(520,731)

Cash Flows From Investing Activities:
Cash acquired from acquisition	98,190	-
Addition in Construction in Progress	(3,633,432)	(486,295)
Purchase of property and equipment	(203,833)	(114,723)

Cash used in investing activities	(3,739,076)	(601,018)

Cash Flows From Financing Activities:
Proceeds from capital contribution	-	1,000,000
Proceeds from issuance of common stock	-	-
Proceeds from short-term loan	1,025,581
Repayments of short-term loan	(2,301,796)	-

Cash provided by (used in) financing activities	(1,276,215)	1,000,000

Effect of exchange rate changes on cash and cash equivalents	25,399	147,890

Increase (Decrease) in cash and cash equivalents	(895,819)	296,960

Cash and Cash Equivalents - Beginning of the period	1,563,709	456,115

Cash and Cash Equivalents - Ending of the period	$667,890	$753,075

Supplemental disclosure of cash flow information:
Interest paid	$85,592	$-
Income Taxes paid	$1,166	$2,760

The accompanying notes are an integral part of these consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of SOKO Fitness & Spa Group, Inc. and (the “Company” or “SOKO”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. Operating results for the six months ended November 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s Form 10-K, as amended, for the year ended May 31, 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of SOKO, Wealthlink, Mege Union and its wholly-owned subsidiaries, Legend SPA Co. and majority-owned Shengyang Letian Yoga Fitness Center as well as Mege Union’s variable interest entity, Queen Group. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. There is no allowance for uncollectible amounts for the six months ended November 30, 2008 and 2007.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(UNAUDITED)

Inventories

Inventory is mainly composed of hair care supplies and skin care supplies. Inventories are stated at the lower of cost or market, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchases and supplies for providing the beauty treatment. No allowance for inventories is considered necessary for the six months ended November 30, 2008 and 2007.

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

As of November 30, 2008 and May 31, 2008, the Company had total accumulated costs involved with construction in progress in the amount of $4,621,026 and $3,687,591, respectively.

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

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(UNAUDITED)

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

Initial non-refundable membership fee is recognized on a straight-line basis of membership life.

Cost of Sales

Costs of sales include costs of the materials and overhead. Write-down of inventory to lower of cost or market is also recorded in cost of sales.

Selling, General and administrative Costs

Selling, general and administrative costs consist primarily of salaries and commissions for sales representatives, rent expenses, depreciation expense and salaries and employee benefits for administrative staffs.

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

Income Taxes

The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There are no deferred tax amounts at November 30, 2008 and 2007.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(UNAUDITED)

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Earnings per Share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There are 17,000,000 shares of common stock and common stock equivalent available in the computation of dilute earnings per share at November 30, 2008.

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rate of exchange quoted by the People’s Bank of China at November 30, 2008 was US$1.00 = RMB6.8254. The weighted average translation rate of US$1.00 = RMB6.7997 was applied to the Company's six months income statement for 2008.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company's operations is calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(UNAUDITED)

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

NOTE 3 - ADVANCES TO SUPPLIERS

The Company makes advances to certain vendors for inventory purchases. Advances to Suppliers were $2,384,163 and $1,467,861 as of November 30, 2008 and May 31, 2008, respectively.

Below is the breakdown of advances to major suppliers:

	As of
	November 30, 2008	May 31, 2008

Major supplier A	$1,032,739	$882,295
Major supplier B	732,558	-
Others	484,241	585,566
Total	$2,249,538	$1,467,861

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 4 - INVENTORIES

The inventories consist of the following:

	As of
	November 30, 2008	May 31, 2008

Skin care supplies	$1,119,261	$1,018,517
Hair care supplies	15,147	30,271
Other	1,293	-
Total	$1,135,701	$1,048,788

No allowance for inventories was made for the quarters ended November 30, 2008 and 2007.

NOTE 5 - EMPLOYEE ADVANCE

The Employee Advance was $231,031 and $249,900 as of November 30, 2008 and May 31, 2008, respectively.  The Employee Advance was made to certain employees by the Company in order for them to pay the travel expenses, office supplier expenses or any other miscellaneous expenses in future.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

	November 30, 2008	May 31, 2008
Machinery & Equipment	$1,913,705	$1,835,934
Office Equipment & Furniture	569,319	526,221
Automobiles	92,416	86,639
Buildings	1,772,790	1,743,516
Leasehold Improvements	10,372,095	7,156,757
Subtotal	14,720,324	11,349,066
Less: Accumulated Depreciation	(2,994,841)	(2,248,454)

Construction in progress	4,621,026	3,687,591

Total property & equipment, net	$16,346,509	$12,788,203

Depreciation and amortization expenses for the six months ended November 30, 2008 and 2007 was $710,372 and $325,138, respectively.

NOTE 7 - DEPOSIT TO SUPPLIER

The Deposit to Supplier represents deposit made to a major supplier, with whom the Company has a long standing business relationship. In order to maintain the relationship and purchase the products under the most favorable condition, the Company made the deposit.  Since the Company expects the entire amount will be repaid, no allowance has been established.

NOTE 8 – ACQUISITION

On March 1, 2008, the Company’s subsidiary Mege Union (the “Purchaser”) entered into an acquisition agreement with Harbin Tai Ai Beauty Co, Ltd (“Tai Ai”, or the “Seller”) to purchasing 100% interest of the Tai Ai.  The acquisition cost is RMB 8,000,000, approximately $1.2 million, and the agreement calls for payment in advance. As of May 31, 2008, Mege Union has made the payment in full. The transaction was completed on June 30, 2008. Harbin Tai Ai becomes a wholly-owned subsidiary of Mege Union. At the closing, Tai Ai had $274,219 liabilities but had $97,339 in cash and $232,689 of fixed assets at fair value that was valued by an independent third party. With the total acquisition cost of $1.2 million, goodwill exists after the initial assignment of values to all assets acquired and liabilities assumed (See Note 9). The results of operations for Tai Ai are included in the condensed consolidated results of operations of the Company commencing July 1, 2008.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 9 - GOODWILL

On March 1, 2008, the Company’s subsidiary Mege Union (the “Purchaser”)  entered into an acquisition agreement with Shenyang Shengchao Management & Advisory Co., Ltd (“the Seller”) to acquire 51% of  the Seller’s interest in Shenyang Letian Yoga Fitness Center (“Letian”). The consideration paid was RMB 12,000,000 approximately $1.7 million. Goodwill of $1.5 million was recorded to reflect the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the acquired interest in Letian.  The results of operations of Letian were included in the consolidated results of operations commencing March 1, 2008.

On July 1, 2008, the Company acquired 100% interest of Harbin Tai Ai for RMB 8,000,000 approximately $1.2 million. Goodwill of $995,797 was recorded for the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the acquired interest in Tai Ai. The accompanying consolidated financial statements include the allocation of the acquisition cost to the net assets of Tai Ai acquired based on their respective fair values. The net assets were valued by an independent third party.

The accompanying consolidated financial statements include the allocation of the acquisition cost to the net assets acquired based on their respective fair values. The net assets were valued by an independent third party.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the 51% interest in Letian acquired. None of the goodwill recognized is expected to be deductible for income tax purpose. The following represents the allocation of the acquisition cost to the net assets acquired based on their respective fair values:

Current assets	$217,954
Fixed assets	233,846
Total liabilities assumed	275,505
Net assets acquired	176,295
Total consideration paid	1,172,092

Goodwill recognized from Tai Ai acquisition	995,797
Goodwill recognized from Letian acquisition	1,530,991

Total Goodwill	$2,526,788

NOTE 10 – TAXES

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

Our provisions for income taxes for the six months ended November 30, 2008 and 2007 were $51,437 and $2,760, respectively.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(UNAUDITED)

2)  Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union.  Except the Harbin Huang Emperor & Golden fitness which is subject to 3% of actual revenue and Shenyang Letian Yoga fitness which is subject to 5% of actual revenue, all other business is subject to either 3% or 5% on pre-determined fixed revenue.

 3) Taxes payable at November 30, 2008 and May 31, 2008 consisted of the following:

	November 30, 2008	May 31, 2008
Business sales tax payable	$322,329	$244,680
Corporate income tax	94,112	68,853
Other	54,673	26,023
Total taxes payable	$471,114	$339,556

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended November 30, 2008 and 2007:

	2008	2007
U.S. Statutory rates	34%	34%
Foreign income not recognized in USA	(34%)	(34%)
China Income tax	25%	33%
Tax exemption	(23.5%)	(33%)
Total provision for income tax	1.5%	0.00%

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 11 - SHORT TERM LOAN

The Short term loans include the following:

	Balance at
	November 30,	May 31,
	2008	2008
a) Loan payable to an unrelated bank
one year term from February 29, 2008
to January 29, 2009 at a fixed interest rate
of 0.62% per month.	$-	$1,729,107

b) Loan payable to an unrelated bank
one year term from November 21, 2008 to November 20, 2009 at a fixed interest
rate of 0.4995% per month.	1,025,581	-

c) Loan payable to an unrelated party one year
term from October 23, 2007 to October 28, 2008
at a fixed interest payment of RMB4,000 per quarter. This loan was extended to December 7, 2008 at a fixed interest rate of 2% per month	293,023	288,184

d) Loan payable to a related party one year
term from April 1, 2008 to March 31, 2009
free of interest	-	529,953

Total	$1,318,604	$2,547,244

Interest expense paid for the above short term loans totaled $85,592 and $0 for the six months ended November 30, 2008 and 2007, respectively. The loan from an unrelated bank is secured by the building owned by Queen Group.

NOTE 12 - DEFERRED REVENUE

Deferred revenue represents cash received from members, but not yet earned. Cash additions include all cash received for membership fees and advance payments for services. Revenue recognized includes all revenue earned during the periods from membership services and other services.

A reconciliation of deferred revenue as of November 30, 2008 and May 31, 2008 is as follows:

	As of
	May 31, 2008			November 30, 2008

	Balance	Cash Additions	Revenue Recognized	Balance
Membership fees & advance payment collected	$429,204	$9,212,861	$(8,131,927)	$1,510,138

Receipts collected & earned without deferral during period	-	753,230	(753,230)	-
	429,204	9,966,092	(8,885,158)	1,510,138

Impact of foreign currency translation	85,761			126,827
	$514,965			$1,636,313

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 13.  SEGMENT REPORTING

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

For the six months ended November 30, 2008 and 2007, the Company’s sales revenue from various products and services are as follows:

	Six months ended November 30,
	2008	2007
Beauty & Spa	$6,579,871	$5,173,888
Fitness	1,426,779	186,746
Others	878,508	94,303

Total	$8,885,158	$5,454,937

The other revenue derives from tuition income from the Beauty school and sales of beauty products to the students.

NOTE 14 - STOCK OPTIONS

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

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of May 31, 2008	-	-	-
Granted	50,000	$1.47	$55,953
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of November 30, 2008	50,000	$1.47	$55,953

Stock compensation expense recognized for the period is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 15 - STOCKHOLDERS’ EQUITY

A. Issuance of Common Stock

On April 11, 2008, in connection with the share exchange discussed in detail under NOTE 1, the Company issued an aggregate of 10,725,000 shares of our common stock to the Wealthlink Shareholders.  Additionally, the CEO Mr. Liu Tong acquired 2,575,000 shares from former stockholders in connection with the share exchange transaction. Further, in consideration of services provided to the Company in association with the consummation of these transactions, an aggregate of 1,275,000 shares were issued to placement agent. Additionally, on April 11, 2008, SOKO sold in the aggregate, 2,000,000 shares of its common stock to certain accredited investors, at a purchase price of $1.00 per share. The Company received net proceeds of $1,027,500 in connection with this private placement after the reduction of $140, 000 in legal and $832,500 other issuance expense. As of November 30, 2008, there were 17,000,000 shares of common stock issued and outstanding.

B. Warrants

With the warrants attached to the stocks sold in the private placement, the investors are entitled to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $1.25 per share. All the warrants to investors contain a cashless exercise provision. Moreover, placement agent is entitled to purchase an aggregate of 160,000 shares of common stock at an exercise price of $1.25 per share. All these warrants are exercisable for three years from the issuance date April 11, 2008. In accordance with EITF 00-19, the warrants are classified in the equity section as an offset to additional paid-in capital.

The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 100%, risk free interest rate 3.850% and expected term of 3 years for warrants to placement agent and 3 years for warrants to investors.

Following is a summary of the status of warrants outstanding as of November 30, 2008:

Outstanding Warrants

Exercise Price	Number	Remaining Life	Fair Value
1.25	2,000,000	2.42	$1,184,628
1.25	160,000	2.42	$94,770
Total	3,360,000		$1,279,398

NOTE 16. RELATED TRANSACTIONS

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

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 17.  EARNINGS PER SHARES

Earnings per share for the period ended November 30, 2008 and 2007 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

The following demonstrates the calculation for earnings per share for the six months ended November 30, 2008 and 2007:

	Six Months Ended November 30,
	2008	2007
Basic and diluted earning per share
Net income	$3,319,746	$2,030,726

Weighted average common share outstanding
Basic	17,000,000	10,725,000
Diluted	17,000,000	10,725,000

Earnings per share
Basic	$0.20	$0.19
Diluted	$0.20	$0.19

At November 30, 2008 and 2007, the company had outstanding warrants of 2,160,000 and -0-,outstanding option of 50,000 and -0-, respectively. As of November 30, 2008, the warrant and option are anti-dilutive because the exercise price are higher than market price. They are not included in weighted average shares calculation.

In April 2008, The Company entered reverse merger transaction, the Company computes the weighted-average number of common shares outstanding in accordance with FASB 141R, it gives guidance on how to calculate the weighted average shares when reverse merger took place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement.  The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

1) Commitments

The Company leases offices and fitness facilities under non-cancellable operating leases. The Company recognizes rent expense on a straight-line basis over the term of the lease in accordance to SFAS No.13 “Accounting for Leases.” The Company has entered into seven tenancy agreements for the lease of the premises.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(UNAUDITED)

The Company’s commitments for minimum rental payments under these lease agreements are as follows:

As of November 30,
2009	$584,581
2010	584,581
2011	591,907
2012	524,756
2013	375,656
2014	361,004
2015	368,330
2016	392,856
2017	392,856
2018	165,558

Total	$4,342,085

According to warrant agreement to investors, the warrants contain a cashless exercise provision, which entitle the holders to receive a certificate for the number of warrant shares if any time after 180 days from the Closing there is no effective Registration Statement registering pursuant to the Registration Rights Agreement entered into by the Company and the Holders, or no current prospectus available for, the resale of the Warrant Shares by the Holders.

2) Contingencies

Pursuit to the Securities Purchase Agreement dated April 11, 2008 (See note 1), the Company's chief executive officer, Mr. Tong Liu, deposited 2,000,000 shares of common stocks in an escrow account, which shares would be disbursed to the security purchasers if the following performance criteria had not been achieved:

a.
Fiscal Year 2008 Performance Threshold means the target amounts of (a) $4.5 million for the Company’s audited Net Income for the fiscal year ended May 31, 2008 and (b) $0.26 per share for the Company’s audited Net Income per share, calculated by using 17 million shares outstanding, which should be constant and fixed regardless of the actual number of shares outstanding. The fiscal year 2008 performance threshold was achieved as of May 31, 2008.

b.
Fiscal Year 2009 Performance Threshold means the target amounts of (a) $6.0 million for the Company’s audited Net Income for the fiscal year ended May 31, 2009 and (b) $0.30 per share for the Company’s audited Net Income per share, calculated by using 20 million shares outstanding, which should be constant and fixed regardless of the actual number of shares outstanding.

Based on the formula described in the escrow agreement, the company must disburse all of the shares if fifty-four percent (54%) of the criteria is not achieved, and a decreasing amount of shares for certain criteria achieved above the fifty-four percent (54%) threshold.

The Registration Rights Agreement between the Company and security purchaser provides for liquidated damages to the extent that the Company does not attain certain milestones within specified time frames. Specifically, if the Company had failed to file a registration statement within 60 calendar days after the Closing (a milestone which was met by the Company), or in the event that it fails to file a pre-effective amendment and otherwise respond in writing to comments made by the Commission in respect of such Registration Statement within 10 Trading Days after the receipt of comments by or notice from the Commission that such amendment is required in order for such Registration Statement to be declared effective, or registration statement is not declared effective within 180 calendar days after the Closing, or in the event that such Registration Statement ceases for any reason to remain continuously effective as to all Registrable Securities included in such Registration Statement, or the Holders are otherwise not permitted to utilize the Prospectus therein to resell such Registrable Securities, for more than 10 consecutive calendar days or more than an aggregate of 30 calendar days during any 12-month period (which need not be consecutive calendar days), liquidated damages amounting to approximately $20,000.00 per month would have been payable to purchasers, and such liquidated damages are payable for each 30 calendar day period on a daily pro-rata for any portion of a month prior to cure of an event. The maximum amount of liquidation damage payable to security purchaser is $200,000. As first round comment letter dated July 8, 2008, which has been responded to by September 5, 2008, liquidated damages for the delay amounting to approximately $28,810 has been accrued in the first quarter of fiscal year 2009. In addition, the estimate effective date of the registration statement will be November 20, 2008; we accrued registration payment approximately $26,800 for late effectiveness. In second quarter, out estimate response to second round comment  dated October 11, 2008 will be January 15, 2009, $56,950 liquidation damage has been accrued for late response, also our estimate effective date of the registration statement will be February 20, 2009; the estimate registration payment approximately $40,200 for additional delay has been accrued. As of November 30, 2008 the accrued contingent liability for liquidation damage and registration payment totaled $152,760.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 19 - RESTATEMENT

We have restated the consolidated financial statements for the year ended May 31 2008 for the following reasons:

The non-refundable membership fee previously was recognized when it was collected. Based on Staff Accounting Bulletin (“SAB”) 104, the Company revised its revenue recognition of non-refundable membership fee and initial non-refundable membership fee is recognized on a straight-line basis of estimated membership life.

The warrants to investors were classified as liability and after further review of EITF 00-19 and all the facts and circumstances associated with the issuance of the warrants to the investors, the warrants do not meet the criteria to classify to liability.  The Company has reclassified the warrants as equity in the financial statements.

The number of warrants issued to placement agent has been revised according the warrant agreement.

The other expense classification is not consistent with the classification of fiscal year 2007 other expense, the company has made revision.

Basic and diluted income per common share has been revised because incorrect calculation of weighted average common shares, the Company follows FASB 141 to recalculate the weighted-average number of common shares outstanding during the period in which the reverse acquisition occurred.

The impact of this restatement on the financial statements as originally reported as of May 31, 2008 is summarized below:

	May 31, 2008
	As Reported	As Restated
Property, plant and equipment, net	$12,788,203	$12,782,918
Goodwill	1,348,359	1,505,710
Total Assets	21,163,706	21,315,772
Unearned revenue	445,684	514,965
Warrant liability	1,184,628	-
Minority Interest	363,277	329,304
Additional paid-in capital	1,142,854	884,681
Additional paid-in capital-warrants	-	1,279,398
Accumulated other comprehensive income	1,619,373	1,625,829
Retained earnings	12,642,130	12,757,564
Total Liabilities and Stockholders' Equity	21,163,706	21,315,772
Net sales	13,736,788	13,963,130
Cost of sales	4,028,853	4,119,490
Selling, General and administrative expenses	4,285,123	4,327,700
Other expenses	143,541	10,327
(Loss of) minority interest	(2,426)	108,481
Net income	$5,160,496	$5,275,930
Net income per common share
Basic	$0.30	$0.45
Diluted	$0.25	$0.36
Weighted average common share outstanding
Basic	17,000,000	11,601,781
Diluted	20,360,000	14,478,589

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(UNAUDITED)

The impact of this restatement on the balance sheets as originally reported as of August 31, 2008 and the statement of income for the three months ended August 31, 2008 is summarized below:

	August 31, 2008
	As Reported	As Restated
Property, plant and equipment, net	$14,420,836	$14,415,810
Goodwill	2,361,569	2,521,210
Total Assets	23,742,942	23,897,557
Unearned revenue	1,429,347	1,671,654
Warrant liability	1,184,628	-
Contingent liability	-	55,610
Minority Interest	387,548	257,997
Additional paid-in capital	966,640	884,681
Additional paid-in capital-stock options	-	18,651
Additional paid-in capital-warrants	-	1,279,398
Accumulated other comprehensive income	1,886,347	1,886,789
Retained earnings	14,428,560	14,400,905
Total Liabilities and Stockholders' Equity	23,742,942	23,987,557

Net sales	4,448,395	4,276,867
Cost of sales	971,841	971,841
Selling, General and administrative expenses	1,595,500	1,595,500
Other expenses	61,324	116,934
(Loss of) minority interest	8,169	(75,880)
Net income	$1,786,430	$1,643,341

Net income per common share
Basic	$0.11	$0.10
Diluted	$0.09	$0.10

Weighted average common share outstanding
Basic	17,000,000	17,000,000
Diluted	20,389,348	17,000,000

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

The following discussion and analysis of our financial condition and results of operations relates to the period ended November 30, 2008 and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

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

For the second quarter of fiscal 2009, our beauty and spa operations accounted for about 74% of our revenue, fitness accounted for about 16% of our revenue, and miscellaneous activities accounted for the remaining 10% of our revenue.  For the first six months of fiscal 2009, our beauty and spa operations accounted for about 74% of our revenue, fitness accounted for about 16% of our revenue, and miscellaneous activities accounted for the remaining 10% of our revenue. We believe that this revenue breakdown will continue in the future. We generally open our facilities to members 12 hours a day, 7 days a week.  Currently, our members average more than 28,000 visits per month at the SOKO Fitness Center, 15,000 visits per month at the Letian Yoga Fitness Center and 20,000 visits per month at our spas.   We are running at maximum capacity at most of our mature facilities.

Our services and products are tailored to high end customers who appreciate quality, personal service from trained professionals.  This customer base, coupled with the growing demand for health and fitness facilities in the PRC has positively impacted our revenues, irrespective of the recent slowdown in the PRC's economy.  We do not anticipate that our business will be materially negatively impacted by the current economic conditions in the region.  However, in the event that economic conditions continue to deteriorate, our business may be affected.

The following diagram sets forth our organizational structure and the brand names under which we operate.  Beauty salon facilities are located in each of our spa locations.
*	The entities connected to Mege Union by the dotted lines above are collectively known as the "Queen Group" and are the variable interest entity associated with Mege Union.

At the end of the second quarter, we relocated our Kunlun Spa to 380 Xuanhua Street, Nangang District, Harbin City, China ("Xuanhua Spa"). The relocation took about eight months.  Xuanhua Spa officially opened for business on November 30, 2008, although it began offering selected hair care services on September 1, 2008.  Kunlun Spa permanently closed to the public on June 1, 2008.

Results of Operations for the Three Months Ended November 30, 2008 and 2007

	2008 USD	2007 USD	Change
Net Sales
Beauty and Spa	$3,427,099	$3,206,655	$220,443
Fitness and Yoga	$752,706	$87,212	$665,494
Others	$428,486	$39,508	$388,978
			-
Revenue	$4,608,291	$3,333,376	$1,274,915
Cost of Sales	$1,100,242	$1,198,587	$(98,345)
Gross Profit	$3,508,049	$2,134,789	$1,373,260
Gross Profit Margin	76%	64%	12%
Operating Expenses	$1,724,190	$1,066,977	$657,213

Income Tax Provision	$26,305	$2,181	$24,124

Net Income	$1,676,405	$1,066,433	$609,972

Revenues:

Revenues for the three months ended November 30, 2008 increased by approximately $1.27 million or 38% to $4.61million as compared to $3.33 million for the three months ended November 30, 2007. Our sales growth was driven by increasing sales from our existing customers and our continued efforts in new and expanding facilities.  The sales from our more mature facilities were about $4.15 million while the sales from the facilities we opened in the first quarter of fiscal 2009 were about $0.45 million.

Compared to the same quarter of 2007, beauty and spa revenues increased by 7%, driven primarily by the opening of two new facilities in the first quarter and the relocation of the Kunlun Spa to Xuanhua which was completed at the end of the second quarter. Fitness and yoga revenues increased by 763%, mainly as a result of the acquisition of a majority interest in Letian in March 2008.  Letian contributed about 523% to our fitness and spa revenue growth.  Our business is not seasonal.

Gross Profit:

We achieved gross profits of $3.51 million for the three months ended November 30, 2008, compared to $2.13 million for the same quarter of previous year, representing a 64% quarter to quarter increase. Our overall gross profit margin as a percentage of revenue was 76% for the three months ended November 30, 2008, compared to 64% for the previous year.  Products sales have a comparatively low gross margin, whereas our services have a high gross profit margin. As our new spas become more mature and our products sales increase, our gross margins tend to settle at an average level of around 74%.

Operating Expenses:

Operating expenses consisted of selling, general and administrative expenses and increased by approximately $0.66 million to $1.72 million for the three months ended November 30, 2008 from $1.07 million for the same quarter of previous year. This represented an increase from 32% to 37% of our revenue. The increase in selling, general and administrative expenses is mainly driven by the high cost of being a public company and building up the management team for our new facilities. The overall increase in our operating expenses was in proportion to our increase in sales and opening new stores.

Net Income:

Net income for the three months ended November 30, 2008 increased by approximately $0.61 million to $1.68 million as compared to $1.07 million for the prior year period. The quarter to quarter net income increase of 57% was mainly attributable to an increase in our gross profit coupled with a low income tax rate.

Income Tax Provision:

Our provisions for income taxes for the quarter ended November 30, 2008 and 2007 were $26,305 and $2,181, respectively.  The major difference of income tax between the year to year periods derived from taxable income increase in Queen Group. Queen Group consists of five individually-owned sole proprietorships, which are generally exempt from paying corporate level income taxes, except limited liability Company, whose income tax is levied at 27% of its taxable net income which is fixed at 10% of annual revenue. This limited liability company has small revenue in 2007, while a big development in fiscal 2008 triggers tremendous revenue and income tax.

Results of Operations for the Six Months Ended November 30, 2008 and 2007

	2008 USD	2007 USD	Change
Net Sales
Beauty and Spa	$6,579,871	$5,173,888	$1,405,983
Fitness and Yoga	$1,426,779	$186,746	$1,240,033
Others	$878,508	$94,303	$784,205

Revenue	$8,885,158	$5,454,937	$3,430,220
Cost of Sales	$2,072,083	$1,715,396	$356,687
Gross Profit	$6,813,075	$3,739,541	$3,073,533
Gross Profit Margin	77%	69%	8%
Operating Expenses	$3,319,689	$1,708,109	$1,611,580

Income Tax Provision	$51,437	$2,760	$48,677

Net Income	$3,319,746	$2,030,726	$1,289,020

Revenues:

Revenues for the six months ended November 30, 2008 increased by approximately $3.43 million or 63% to $8.88 million as compared to $5.45 million for the six months ended November 30, 2007. Our sales growth was driven by increases in our memberships and the opening of several new facilities in the first half of the year.  The sales from our more mature facilities were about $8.22 million while the sales from the facilities we opened during the first half of fiscal 2009 were about $0.66 million.

Compared to the same period of 2007, beauty and spa revenues increased by 27%, driven primarily by the opening of new facilities during the period. Fitness and yoga revenues increased by 664%, driven primarily by the acquisition of a majority interest in Letian in March 2008, Letian's activities contributing about 456% of the overall increase in this segment.  Our business is not seasonal.

Gross Profit:

We achieved gross profits of $6.81 million for the six months ended November 30, 2008, compared to $3.74 million for the corresponding period of the previous year, representing an 82% period to period increase. Our overall gross profit margin as a percentage of revenue was 77% for the six months ended November 30, 2008, compared to 69% for the prior year period.  Products sales have a comparatively low gross margin, whereas our services have a high gross profit margin. As our new spas become more mature and our products sales increase, our gross margins tend to settle at an average level of around 74%.

Operating Expenses:

Operating expenses consisted of selling, general and administrative expenses and increased by approximately $1.61 million to $3.32 million for the six months ended November 30, 2008 from $1.71 million for the corresponding prior year period. This represented an increase from 31% to 37% of our revenue. This increase in selling, general and administrative expenses is mainly driven by the high cost of being a public company and building up the management team for our new facilities. The overall increase in our operating expenses was in proportion to our increase in sales and opening new stores.

Net Income:

Net income for the six months ended November 30, 2008 increased by approximately $1.29 million to $3.32 million as compared to $2.03 million for the previous year period. The period to period net income increase of 63% was mainly attributable to our high gross profit.

Income Tax Provision:

Our provisions for income taxes for the six months ended November 30, 2008 and 2007 were $51,437 and $2,760, respectively.  The major difference of income tax between the two periods derived from taxable income increase in Queen Group, Queen Group consists of five individually-owned sole proprietorships, which are generally exempt from paying corporate level income taxes, except limited liability Company, whose income tax is levied at 27% of its taxable net income which is fixed at 10% of annual revenue. This limited liability company has small revenue in 2007, while a big development in fiscal 2008 triggers tremendous revenue and income tax.

Liquidity and Capital Resources

	Six Months Ended November 30,
	2008	2007
Cash provided by (used in):
Operating Activities	$4,094,072	$(520,731)
Investing Activities	$(3,739,076)	$(601,018)
Financing Activities	$(1,276,215)	$1,000,000

Operations

Cash provided by operating activities totaled $4.09 million for the six months ended November 30, 2008 as compared to $0.52 million used in the same period of previous year. The increase in our cash provided by operations is due to the increase in our net income and advances from our customers, offsetting increases in our prepayments of rent and amounts due to vendors.

Investments

We invested $3.84 million in fixed assets and construction in process for the six months ended November 30, 2008 as compared to $0.60 million in the same period of previous year. The investments are a part of our development plan which includes the leasehold improvement of our existing stores, construction of new facilities and moving the Kunlun spa to its new location in Xuanhua at the end of the second quarter.

Financing

We made repayments to short-term loans of $1.03 million in cash for the six months ended November 30, 2008.

	Balance at
	November 30,	May 31,
	2008	2008
a) Loan payable to an unrelated bank
one year term from February 29, 2008
to January 29, 2009 at a fixed interest rate
of 0.62% per month.	$-	$1,729,107

b) Loan payable to an unrelated bank
one year term from November 21, 2008 to November 20, 2009 at a fixed interest
rate of 0.4995% per month.	1,025,581	-

c) Loan payable to an unrelated party one year
term from October 23, 2007 to October 28, 2008
at a fixed interest payment of RMB4,000 per quarter. This loan was extended to December 7, 2008 at a fixed interest rate of 2% per month	293,023	288,184

d) Loan payable to a related party one year
term from April 1, 2008 to March 31, 2009
free of interest	-	529,953

Total	$1,318,604	$2,547,244

Interest expense paid for the above short term loans totaled $11,461 and $0 for the six months ended November 30, 2008 and 2007, respectively.  The currently outstanding loan from an unrelated bank is secured by the building owned by Queen Group

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Inventories

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchases and supplies for providing the beauty treatment. No allowance for inventories was considered necessary for the period of three months ended November 30, 2008.

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

For the six months ended November 30, and and year ended May 31, 2008, the Company had total accumulated costs involved with construction in progress of approximately $4.6 million and $3.7 million, respectively.

We have plans to renovate present facilities and open new facilities using existing cash flow from operations. The total expense of construction in progress is $4.6 million. $3.7 million was used in the construction of two new spas and one new fitness club and $0.9 million was used for the renovation of three existing spas and one fitness club.

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) No. 104.  Sales revenue is recognized when the services are provided and payments of the customers are received or collections are reasonably assured. Payments received in advance from membership fees but not yet earned are recorded as deferred revenue.  Initial non-refundable membership fees are recognized one-half in the first month, with the remaining one-half recognized on a straight-line basis of estimated membership life.

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rate of exchange quoted by the People’s Bank of China at May 31, 2008 was US$1.00 = RMB6.94 and at November 30, 2008 was US$1.00 = RMB6.8254. The weighted average translation rate of US$1.00 = RMB6.7997 was applied to the Company's six months income statement for 2008.

Recent Accounting Pronouncements

In February 2007, FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FAS No. 115." This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. FAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. We are currently evaluating the provisions of FAS No. 159 to determine the potential impact, if any, the adoption will have on our financial statements.

In June 2007, FASB issued Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities.” which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. We have adopted EITF 07-3 and expensed the research and development as it incurred.

In December 2007, FASB issued FAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. FAS No. 160 is effective for fiscal years beginning after December 15, 2008. We have not determined the effect that the application of FAS No. 160 will have on our consolidated financial statements.

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

Our provisions for income taxes for the three months ended November 30, 2008 and 2007 were $51,437 and $2,760, respectively.

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

Interest Rate Risk

As of November 30, 2008, we held no money market securities or short term available for sale marketable securities. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Interest expense paid for the above short term loans totaled $85,592 and $0 for the six months ended November 30, 2008 and 2007, respectively.

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

Disclosure Controls and Procedures

As of November 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, although no significant deficiencies or material weaknesses have been found in our disclosure controls and procedures, additional controls and procedures are required to improve our recordkeeping systems to ensure timely and effective reporting of information.  In addition, management also concluded that additional financial personnel are required with experience with U.S. public companies and an appropriate level of knowledge, experience and training in the application of generally accepted accounting principles (“GAAP”) in the U.S.  To address such concerns, we intend to engage a consultant to evaluate our internal controls and procedures and to assist it in making improvements to the quality of its controls, policies and procedures.  We are in the process of improving supervision, education, and training of our accounting staff.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SOKO Fitness & Spa Group, Inc.

January 14, 2009	By:	/s/ Tong Liu
Tong Liu Chief Executive Officer (Principal Executive Officer)

January 14, 2009	By:	/s/ Xia Yu
Xia Yu Chief Financial Officer (Principal Financial and Accounting Officer)