Form 10-K/A
period 2008-05-31
SOKO FITNESS & SPA GROUP, INC.
filed 2009-02-17
CIK 1355835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K /A
(Amendment No. 1)

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

PART I

In this Annual Report on Form 10-K, we will refer to SOKO Fitness & Spa Group, Inc., a Delaware corporation, as "SOKO," "our company," "we," "us," and "our" and includes our subsidiary Wealthlink Co., Ltd. ("Wealthlink"), its wholly-owned subsidiary, Harbin Mege Union Beauty Management Ltd. ("Mege Union") and Mege Union's variable interest entity, Queen Group (as defined below).  The Queen Group is defined to include Harbin Daoli Queen Demonstration Beauty Parlor, Harbin Huang Emperor & Golden Gym Club Co. Ltd., Harbin Queen Beauty Demonstration Center (and its branches) and Harbin Queen Beauty Vocational Skill Training School.

Item 1.  Business.

Corporate History

SOKO was incorporated as a Delaware corporation on September 9, 2004 under the name American Business Holdings, Inc. as a holding vehicle to own and control a textile and plastic packaging company in Central and East Africa. On September 12, 2004, the company completed a transaction in which it purchased all of the outstanding membership shares in Tissakin Ltd., a Democratic Republic of Congo Corporation, so that Tissakin Ltd. became our wholly owned subsidiary. Through Tissakin, the company was a manufacturer of bags for packaging agricultural products in the Democratic Republic of Congo.

On April 11, 2008 (the “Closing Date”), we entered into a Share Exchange Agreement with Wealthlink and the Wealthlink Shareholders pursuant to which we acquired all of the outstanding shares of common stock of Wealthlink from the Wealthlink Shareholders in exchange for their outstanding shares of Wealthlink common stock and a cash payment of $300,000. Additionally, on the Closing Date, Mr. Tong Liu, our current Chairman of the Board and Chief Executive Officer, entered into Securities Purchase Agreements with each of Syed Idris Husain, then director of the company, and certain other SOKO shareholders pursuant to which Mr. Liu purchased 1,000,000 shares of common stock from Mr. Husain and an aggregate of 1,575,000 shares of common stock from other SOKO shareholders for a total aggregate purchase price of $400,000.  These transactions are collectively referred to as the "share exchange."

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

In consideration for acting as placement agent for the Financing, SOKO agreed to compensate E-Tech Securities Inc. with (i) a retainer of $30,000, (ii) a cash placement fee equal to seven percent (7%) of the proceeds of the Financing ($140,000) and (iii) warrants to purchase an amount of securities equal to eight percent (8%) of the total shares issued to the Purchasers (160,000 shares).  The warrant issued to E-Tech Securities Inc. have an exercise price of $1.25 and are exercisable at any time through the third anniversary of the Closing Date.

As a result of the consummation of all of the foregoing transactions, the following changes in the outstanding shares of the company were recorded:

•	The company reacquired 79,000,000 shares from its original shareholders;

•	Mr. Liu acquired 2,575,000 shares from two of the original shareholders of the company;

•
The company issued an additional 10,725,000 shares to Wealthlink Shareholders (together with the shares held by Mr. Liu, following the consummation of the reverse merger, Wealthlink Shareholders hold an aggregate of 13,300,000 shares of our common stock);

•	Advisors to the company acquired an aggregate of 1,275,000 shares;

•	The Purchasers acquired 2,000,000 shares and warrants to purchase up to an additional 2,000,000 shares;

•	The company cancelled 65,000,000 shares; and

•	E-Tech Securities Inc. was issued a warrant to purchase up to 160,000 shares.

An additional 425,000 shares remain held by certain original shareholders of the company.

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

We currently have two subsidiaries and are associated with six additional entities comprising the variable interest entity known as the Queen Group.   Our affiliation with the Queen Group is managed through several exclusive agreements between the Company and each Queen Group’s entity.  As a result of our arrangements with these entities, we effectively control each of the Queen Group entities and, through them, we operate successful salons and fitness centers.   For ease of reference we will refer to all of these entities collectively as our "subsidiaries" throughout this annual report, unless it is necessary to the understanding of the context to differentiate among subsidiaries and the Queen Group.

Mege Union was incorporated under the laws of the PRC on June 19, 2007 as a wholly foreign-owned subsidiary of Wealthlink. Mege Union has not carried on any substantive operations of its own, except for the entering of certain exclusive agreements with the Queen Group. The entities in Queen Group were all organized in the PRC in 1992 as either a limited liability company or sole proprietorship.

The paid-in capital of Queen Group was funded by our chairman, Mr. Tong Liu . PRC law currently limits foreign ownership of companies. To comply with these foreign ownership restrictions, on August 3, 2007, Mege Union entered into exclusive agreements with the Queen Group and their stockholders. Pursuant to these agreements, Mege Union provides exclusive consulting and other general business operation services to Queen Group, in return for a consulting services fee which is equal to Queen Group’s revenues. In addition, Queen Group’s shareholders have pledged their equity interests in Queen Group to Mege Union, irrevocably granted Mege Union an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Queen Group and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Mege Union.

Through these contractual arrangements. Mege Union has the ability to substantially influence Queen Group’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholders’ approval.

We started our existing operations as a single beauty salon and spa in Harbin City, Heilongjiang Province, China. Through 15 years of dedicated efforts, we have grown five times in terms of the number of facilities and those facilities have become the distinctive destinations that attract more than 10,000 members every year.

Our Business

We are in the business of operating distinctive destination centers that offer professional fitness, beauty salon and spa services in China. Our beauty salons provide services that include, but are not limited to, skincare, hair dressing, manicure, pedicure, body care, massage, and weight loss therapy. We currently maintain more than 10,000 fitness and beauty and spa memberships within the northeast region of China.  We have one beauty school in Harbin, PRC. Our goal is to provide programs, services, and products that are uniquely combined with exercise, education, and nutrition to assist our members with achieving fitness and beauty goals that may help them achieve a richer lifestyle.

Throughout China, the health and fitness market has experienced significant growth, with the top five operators in the country (representing a combined market share of 19.5%) experiencing a growth rate of about 35% from 2007 to 2008 alone.  In Harbin and Shenyang, SOKO's areas of operation, SOKO currently has market shares of 16% and 6.5%, respectively.  The growth potential in Harbin and Shenyang is substantial.  According to publicly available research sources Harbin has a population of about six million, with 50,000 individuals currently being served in 42 fitness centers and Shenyang has a population of about 12 million, with 62,000 individuals currently being served in 45 fitness centers.  SOKO currently has one fitness center in Harbin and one yoga and fitness center in Shenyang, with approximately 8,000 and 4,000 members, respectively.

With respect to the beauty and spa market, SOKO's market research shows that in its primary market, Harbin, SOKO has a market share of approximately 25-30% of the overall market, with a market share of about 50% of high end spas.  SOKO is the only multi-spa owner in the Northeast region of China.

For the year ended May 31, 2008, our beauty and spa operations accounted for about 83.2% of our revenue, fitness accounted for about 10.7% of our revenue and miscellaneous activities accounted for the remaining 6.1% of our revenue.   We believe that this revenue breakdown will continue in the future. We generally open our facilities to members 12 hours a day, 7 days a week.  Currently, our members average 19,800 visits per month at the SOKO Fitness Center and 9,000 visits per month at our spas.  We are running at maximum capacity at most of our mature facilities.

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

We are focused on generating revenue in three business segments:  Professional Fitness and Yoga, Beauty and Spa, and Beauty School operations. Our revenues are generated through basic membership fees, fees for our services, the sale of products that complement and supplement our services and the tuition we charge our students.

Our aim is to provide programs, services, and products uniquely combined with exercise, education, and nutrition to help lead our members into living a rich lifestyle as well as achieve their fitness and beauty goals.  We have elected to take advantage of the synergies among our core business lines, locating many of our beauty salons within our spa facilities.  The recently opened Shenyang Queen Legend Spa was opened in the same building as our Shenyang Letian Yoga Fitness Center ("Letian").  The continued development of these overlapping opportunities has enabled us to enhance the value of our services to clients and attracts new clients from one area to another.

We believe that the health and fitness market in China provides an excellent opportunity for growth and we are currently focused on taking advantage of this opportunity to enhance the value of our brand through organic growth and strategic acquisitions.  We have been expanding our business throughout Northeast China by building new facilities and updating and modifying our existing spas and salons.  We believe a key to our growth lies in finding new venues in thriving metropolitan areas and upscale real estate markets where we can target our core demographic customer. We have recently begun tapping in to this market with the opening of the Shenyang Queen Legend Spa in late October 2008.  We will continue to look for opportunities to expand our operations throughout the region.

Management is committed to the growth of the Company through both organic growth and strategic acquisitions.  Members of management research and assess our existing facilities and systems to ensure that they are operating efficiently and that local employees exemplify the professional skill and dedication that has made SOKO a brand to be respected.  In evaluating potential growth opportunities within our existing operations, management evaluates our existing client base and the need for additional services to meet the lifestyle of our clients and the community at large.

Management researches and reviews the demographic makeup of the areas in which we currently operate, as well as other communities to determine the best way to utilize Company resources to expand into new markets.  Our research focuses on those areas that can support a facility that caters to upscale clientele interested in personalized attention and superior service provided by dedicated professionals.  Our marketing department has well developed plan for identifying and targeting potential geographic sites for business development and expansion.  The tools used by our marketing professionals include reviewing independent market and demographic research and census data, as well as conducting visual inspections and obtaining written surveys of the population in a target area.  The company tracks the results of this research against its business model to determine where or if an existing facility will be upgraded or a  new facility built in any proposed location.  Our internal market research targets growth in both residential areas and business districts among young professionals, business executives, government officials, business owners and other upper middle class individuals.

Our market research has shown that women, particularly professional, upper middle class women, are more likely to prepay for fitness and beauty services and are less likely to forego these services in an economic downturn.  Based on this information, we have targeted our growth and expansion in areas where women are likely to want to use our services - in upper middle class residential areas and business districts serving large corporations and thriving small businesses.  We believe that this business profile provides the best opportunity for growth in the Northeast region of China and is the least susceptible to economic stress.

This type of research resulted in our recent opening of the Shenyang Queen Legend Spa.

The company may also utilize alternative methods of expanding its business in the Northeast region of China, including partnering with existing spa owners or establishing franchises. These strategies are under consideration and may be opportunistically developed in the future as deemed appropriate.

Coupled with the desire to grow our business outlined above, we believe that it is key to our ongoing success that all of our facilities be fitted with the most sophisticated equipment and technology available.  It is our intention to develop and use 21st century technology to enhance the experience of each of our clients.  We are developing a website for our members that will allow members to, among other things: consult with our team of professional service providers, make appointments, hold on-line discussions with our staff and other clients and review educational materials.  We hope to have this site up and running by March 2009.  We will continue to update and change our technology as new operating systems and software are introduced so we can remain ahead of the curve.

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

As of the end of our most recent fiscal year, our revenues from each of our business segments was:

	May 31, 2008 USD	May 31, 2007 USD
Beauty and Spa	$11,626,414	$5,380,378
Fitness and Yoga	1,497,040	889,320
Other(1)	839,676	1,123,873
Total	$13,963,130	$7,393,572

(1)	Revenue categorized as "Other" is derived from tuition income from our beauty school and sales of beauty products to students.

The Queen Group

Each of the Queen Group entities was established as an independent business in 1992.  The Queen Group entities became part of Mege Union in 2007 .  The Queen Group's revenue accounted for 86% and 100% of our total revenue for fiscal years 2008 and 2007 , respectively. The Queen Group consists of independently owned variable interest entities through which we operate successful salons and fitness centers.   Our Chairman, Mr. Liu, is the sole owner of each of the Queen Group entities .  The companies comprising the Queen Group are:

•           Harbin Huang Emperor & Golden Gym Club Co., Ltd.;

•           Harbin Daoli Queen Demonstration Beauty Parlor;

•           Harbin Queen Beauty Demonstration Center (and the Nangang and Kunlun branches of the Center); and

•           Harbin Queen Beauty Vocational Skill Training School.

Our affiliation with the Queen Group is managed through several exclusive agreements between the Company and each Queen Group’s entity.  These agreements are:

 •           a Consulting Services Agreement between Mege Union and the Queen Group entity that provides for Mege Union to exclusively provide essential services relating to technology, human resources and research and development to the Queen Group entity in exchange for a Consulting Services Fee.   Mr. Liu, the sole proprietor of each of the Queen Group entities, has not charged the company, nor has the company paid Mr. Liu, any fees under the Consulting Services Agreement;

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

Although each of the Queen Group entities has its own set of agreements with us, the terms and conditions of the agreements are identical for each entity .  As a result of the understandings and agreements provided in the foregoing documents, we effectively control each of the Queen Group entities. Except as set forth in these agreements, Mr. Liu is not entitled to any other compensation in connection with his ownership of the Queen Group entities.

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
•            Equipment;
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

With respect to the information sharing partnerships referenced above, our partners provide us with VIP customer lists for target marketing. In return, we provide discount group membership for our partners as part of their employee benefit plans. In addition, we engage in promotional events with shopping malls, and provide some shops with salon and spa discounts for customers.

Competition

China’s health and fitness market is highly segmented and is still at its infant stage. No market leader has emerged in China unlike most of the mature markets in the West or other industrially-advanced countries. Currently, no single company in China counts for more than 3% of total nationwide market share. Management believes that due to the change in consumer taste – health and fitness is no longer a “hobby,” and that consumer focus on the health and fitness market has shifted to quality and professionalism of service instead of pricing, as was the case in the past.

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

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in Risk Factors, and the following factors may affect our operating results:

•	Our ability to continue to attract clientele to our health, fitness and spa facilities;

•	Our ability to generate revenue from our members and clientele for the products and services we offer;

•	Our ability to attract advertisers to our programs;

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure;

•	Our focus on long-term goals over short-term results;

•	Our ability to keep our facilities operational at a reasonable cost; and

•	Our ability to generate revenue from services in which we have invested considerable time and resources.

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

Our business and operations are experiencing growth . If we fail to effectively manage our growth, by managing our employees and operations and developing our clientele, our business and operating results could be harmed.

We have experienced, and continue to experience, growth in our operations. This has placed, and will continue to place, demands on our management, as well as on our operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. To effectively manage this growth, we need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

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

After the consummation of the share exchange, we became a holding company with no material assets other than the stock of Mege Union and Queen Group.  Accordingly, all our operations are conducted by Mege Union and Queen Group.  We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by us in its operations.

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

Although we use the United States dollar for financial reporting purposes, all of the transactions effected by our operating subsidiaries are denominated in the PRC’s Renminbi ("RMB"). The value of the RMB fluctuates and is subject to changes in the PRC’s political and economic conditions. We do not currently engage in hedging activities to protect against foreign currency risks. Even if we chose to engage in such hedging activates, we may not be able to do so effectively. Future movements in the exchange rate of the RMB could adversely affect our financial condition as we may suffer financial losses when transferring money raised outside of the PRC into the country or paying vendors for services performed outside of the PRC.

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

Our certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock with $.001 par value. There are currently 17,000,000 shares of our common stock and no shares of our preferred stock outstanding,  An additional 2,160,000 shares of common stock are reserved for issuance upon the exercise of outstanding warrants and 50,000 shares of common stock are reserved for issuance upon the exercise of outstanding stock options .   As a result, there are approximately 480,790,000 authorized and unissued shares of our common stock and 10,000,000 shares of our preferred stock which have not been reserved and are available for future issuance. Although we have no commitments as of the date of this offering to issue our securities, we may issue a substantial number of additional shares of our securities to complete a business combination or to raise capital. The issuance of additional shares of our securities:

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

Item 2.    Properties.

SOKO and Mege Union have their corporate offices at 194 Guogeli Street, Heilongjing Province, Harbin, China 150001.  This property is leased by SOKO.  We currently operate through standard tenancy agreements out of leased properties located at:

(1)	Harbin Daoli Queen Demonstration Beauty Parlor (Daoli Spa)
24 Xishidao Street, Daoli District, Harbin, China;

(2)	Harbin Queen Beauty Demonstration Center (Daowai Spa)
107 Jinyang Street, Daowai District, Harbin, China;

(3)	Harbin Queen Beauty Demonstration Center Kunlun Branch (Kunlun Spa)
44 Tianshun Street, Nangang District, Harbin, China;

(4)	Harbin Queen Beauty Demonstration Center Branch (Nangang Spa)
108 Jiejing Street, Nangang District, Harbin, China;

(5)	Harbin Huang Emperor & Golden Gym Club (SOKO Fitness Center)
7 Yushan Road, Nangang District, Harbin, China; and

(6)	Harbin Mege Union Beauty Management Ltd. (Legend Spa)
389 Hanshui Road, Nangang District, Harbin, China; and

(7)	Shenyang Letian Yoga Fitness Center (Yoga Wave Spa)
96 Zhonghua Road, Heping District, Shenyang, China.

We also indirectly own property that is currently used by the Harbin Queen Beauty Vocational Skill Training School, located at Guogeli Street, Nangang District, Harbin, China. The classrooms that make up this property were previously leased from an unaffiliated third party.  They were acquired in December 28, 2007 by Harbin Queen Beauty Demonstration Center, which permits the Queen Beauty Vocational Skill Training School use the facility without fee.

We are currently constructing a new facility located at 380 -400 Xuanhua St., South Nangang District, Harbin, China. We anticipate that this facility will operate a new beauty salon and will be owned by Harbin Queen Beauty Demonstration Center.

Item 3.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.  Should any liabilities incurred in the future, they will be accrued based on management’s best estimate of the potential loss. Furthermore, management does not believe that there are any proceedings to which any director, officer, or affiliate of the company, any owner of record of the beneficially or more than five percent of the common stock of the company, or any associate of any such director, officer, affiliate of the company, or security holder is a party adverse to the company or has a material interest adverse to the company.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended May 31, 2008.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Market Information

Our common stock trades on the OTCBB under the symbol “SOKF.” From March 13, 2007 until July 16, 2008, our common stock traded on the OTCBB under the symbol "AMHG ." The following table sets forth the high and low intra-day prices per share of our common stock for the periods indicated, which information was provided by the OTCBB. Prior to May 28, 2008, shares of our common stock traded very infrequently and the actual price information is not readily available. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	Year Ended May 31, 2008
	High	Low
4th Quarter Fiscal 2008 (May 28, 2008 - May 31, 2008)	$12.00	$1.25
First Quarter Fiscal 2009 (June 1, 2008 - August 27, 2008)	$2.25	$0.50

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

Dividend Policy

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we will declare and pay dividends in the future will be determined by our board of directors at their discretion, subject to certain limitations imposed under Delaware corporate law. In addition, our ability to pay dividends may be affected by the foreign exchange controls in the PRC. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

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

Repurchases of Equity Securities

None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In connection with the consummation of the transactions contemplated by the share exchange agreement, which is described in detail Item 1. Business "Corporate History" beginning on page 1, on April 11, 2008:

•	The company reacquired 79,000,000 shares from its original shareholders;

•	Mr. Liu acquired 2,575,000 shares from two of the original shareholders of the company;

•
The company issued an aggregate of 10,725,000 shares to Wealthlink Shareholders (together with the shares held by Mr. Liu, following the consummation of the reverse merger, Wealthlink Shareholders hold an aggregate of 13,300,000 shares of our common stock); and

•	Advisors to the company acquired an aggregate of 1,275,000 shares;

An additional 425,000 shares remain held by certain original shareholders of the company and 65,000,000 shares were cancelled.

Additionally, in connection with the consummation of the Financing, which is described in detail in Item 1. Business "Corporate History" beginning on page 1, on April 11, 2008, the Company issued an additional 2,000,000 shares and warrants to purchase an additional 2,000,000 shares.

In consideration for acting as placement agent for the Financing, SOKO agreed to compensate E-Tech Securities Inc. with (i) a retainer of $30,000, (ii) a cash placement fee equal to seven percent (7%) of the proceeds of the Financing ($140,000) and (iii) warrants to purchase an amount of securities equal to eight percent (8%) of the total shares issued to the Purchasers (160,000 shares).  The warrant issued to E-Tech Securities Inc. has an exercise price of $1.25 and is exercisable at any time through the third anniversary of the Closing Date.

All securities were issued pursuant to an exemption from the registration requirements of the Securities Act, under Section 4(2) thereunder, as they were issued in reliance on the recipients’ representation that they were accredited (as such term is defined in Regulation D), without general solicitation and represented by certificates that were imprinted with a restrictive legend.  In addition, all recipients were provided with sufficient access to company information.

Item 6.  Selected Financial Data.

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Declaration

The comments made throughout this annual report should be read in conjunction with our financial statements and the notes thereto, and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words, "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. SOKO does not undertake to publicly update or revise any of its forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider our discussions regarding the various factors, which affect company business, included in this section and elsewhere in this annual report.

Overview

We are in the business of operating distinctive destination centers that offer professional fitness, beauty salon and spa services in China. Our beauty salons provide services that include, but are not limited to, skincare, hair dressing, manicure, pedicure, body care, massage, and weight loss therapy .  We currently maintain more than 10,000 memberships within six fitness and spa facilities located in the northeast region of China.  Our goal is to provide programs, services, and products that are uniquely combined with exercise, education, and nutrition to assist our members with achieving fitness and beauty goals that may help them achieve a richer lifestyle.  We generally open our facilities to members 12 hours a day, 7 days a week.  Currently, our members average 19,800 visits per month at the SOKO Fitness Center and 9,000 visits per month at our spas.  We are running at maximum capacity at each one of our facilities.

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

*	The entities connected to Mege Union by the dotted lines above are collectively known as the "Queen Group" and are the variable interest entity associated with Mege Union.

Results of Operation

For the Fiscal Years Ended May 31, 2008 Compared to May 31, 2007

	May 31, 2008 USD	May 31, 2007 USD	Change
Net Sales
Beauty and Spa	$11,626,414	$5,380,378	$6,246,036
Fitness and Yoga	$1,497,040	$889,320	$607,720
Other	$839,676	$1,123,873	$(284,197)

Revenue	$13,963,130	$7,393,572	$6,569,558
Cost of Sales	$4,119,490	$1,735,376	$2,384,114
Gross Profit	$9,843,640	$5,658,196	$4,185,444
Gross Profit Margin	70%	77%	(7)%
Operating Expenses	$4,327,700	$2,694,681	$1,633,019
Other Income (Expenses)	$(57,148)	$56,781	$(113,929)
Income Tax Provision	$74,381	$735	$73,646

Net Income	$5,275,930	$3,019,560	$2,256,370

Revenues:

Revenues for the year ended May 31, 2008 increased by approximately $6.6 million or 89% to $14.0 million as compared to $7.4 million for the year ended May 31, 2007. Our sales growth was driven by increasing sales from our existing customers and our continued efforts to add new customers in new and expanding facilities.

    Compared to fiscal year 2007, beauty and spa revenues increased by 116.0%, driven by the increasing number of memberships and recognized revenues. Fitness and yoga revenues increased by 68.3%, driven by the increase of pre-paid memberships resulting in an increase in recognized revenue and the acquisition of Letian.  Other revenues, which consist of beauty school tuition and related student costs, decreased by 25.3%, driven by a shift in the offerings of the beauty school from short- to long-term programs.  Our business is not seasonal.

Gross Profit:

We achieved gross profits of $9. 8 million for the year ended May 31, 2008, compared to $5.7 million for the previous year, representing a 72% or approximately $4. 1 million year to year increase. Our overall gross profit margin as a percentage of revenue was 70 % for the year ended May 31, 2008, compared to 77% for the previous year. The slight decrease in our gross profit margin was driven by sales growth in lower margin products and services.

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

     Income Tax Provision:

    Our provisions for income taxes for the year ended May 31, 2008 and 2007 were $74,381 and $735, respectively.  The major difference of income tax between two years derived from taxable income increase in Queen Group. Queen Group consists of five individually-owned sole proprietorships, which are generally exempt from paying corporate level income taxes Our fitness centers have an applicable tax rate of 3% of our total revenue, whereas the applicable tax rate for our other facilities is 5% of fixed estimated revenue which is assessed at the beginning of each year for the full year.

Net Income:

     Net income for the year ended May 31, 2008 increased by approximately $2.3 million to $5.3 million as compared to $3.0 million for the previous year. The year to year net income increase of 77% was mainly attributable to increase in our gross profit coupled with a low income tax rate.

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

Liquidity and Capital Resources

	For the Fiscal Year Ended
	May 31, 2008	May 31, 2007
Cash provided by (used in):
Operating Activities	$5,149,473	$1,523,868
Investing Activities	$(8,612,510)	$(3,744,281)
Financing Activities	$4,437,315	--

Operations

Cash provided by operating activities totaled $ 5.1 million for the year ended May 31, 2008 as compared to $1.5 million in the previous year. The increase in our cash provided by operations is due to the increase in our net income, together with a decrease in our deposit to vendors.

Investments

We invested $ 5.9 million in fixed assets and construction in process for the year ended May 31, 2008 as compared to $3.7 million in the previous year. The investments are a part of our development plan which includes the leasehold improvement of our existing stores and opening of new venues.  We also invested $2.8 million in purchasing subsidiaries for the year ended May 31, 2008.

Financing

   Cash provided by financing activities totaled $ 4.4 million for the year ended May 31, 2008.  We did not have any financing activities for the prior fiscal year.  Our financing cash provided during the period included $1 million from paid in capital, approximately $1 million proceeds from issuance of common stock and approximately $2.5 million from short term loans, which include the following:

	Balance at
	May 31, 2008	May 31, 2007
a) Loan payable to an unrelated bank one year term from February 29, 2008 to January 29, 2009 at a fixed interest rate of 0.62% per month,	$1,729,107	$-

b) Loan payable to an unrelated party one year term from October 23, 2007 to October 28, 2008 at a fixed interest payment of RMB4,000 per quarter	288,184	-

c) Loan payable to a related party one year term from April 1, 2008 to March 31, 2009 free of interest	529,953

Total	$2,547,244	$-

Interest expense paid for the above short term loans totaled $49,042 and $0 for the years ended May 31, 2008 and 2007, respectively.  The loan from an unrelated bank is secured by a building owned by Queen Group.

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

We have also committed to upgrade and retrofit new and existing operations in several locations to maximum our appeal to existing and new clients in those locations, thus increasing our potential profit for the future.   In general, upgrading and retrofitting our facilities consists of cosmetic renovation, purchasing state of the art equipment, if appropriate, and reconfiguring space to add attractive amenities that are designed to appeal to a sophisticated market.  We have estimated the costs of these initiatives to cost approximately $3.7 million for the next fiscal year, to be allocated as follows:

Store Location	Modification	Cost Estimate

SOKO	Old store upgrading	$423,571
Da Fu Yuan	New store outfitting	$1,170,000
Da Qing	New store outfitting	$1,314,285
Dao Wai	Old store upgrading	$379,188
Headquarters	Old store upgrading	$31,442
Nan Gang	Old store upgrading	$337,496
Total		$3,655,983

We anticipate that these funds will come from short-term loans and cash flow generated by our ongoing operations.

We believe that our brand name has value.  As part of our long-term growth strategy, we anticipate capitalizing on this value by establishing a sophisticated network of salons, spas and fitness centers to expand our territory and client base. We believe that there is significant potential for the Company's growth going forward .

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements at Item 15, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Inventories

Inventory is mainly comprised of hair and skin care supplies . Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchases and supplies for providing beauty treatments.

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

    Revenue recognition

    The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) No. 104.  Sales revenue is generally recognized when the services are provided and payments are received or collections are reasonably assured. Payments received in advance from membership fees but not yet earned are recorded as deferred revenue. Initial non-refundable membership fees are recognized on a straight-line basis of estimated membership life.

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

1)	Corporate Income Tax

SOKO is a Delaware corporation and conducts all of its business through Mege Union and Queen Group, both Chinese subsidiaries. All business is conducted in PRC.

Queens Group consists of five individual-owned sole proprietorships, which are generally exempt from paying corporate level income taxes, and one limited liability company, which is subject to a statutory rate of 27% on its taxable net income, which is fixed at 10% of annual revenue. Letian is subject to an income tax rate of 25% on all net income.

2)	Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union.  Except Harbin Huang Emperor & Golden Fitness which is subject to 3% of actual revenue and Letian which is subject to 5% of actual revenue, all other business is subject to either 3% or 5% on pre-determined fixed revenue.

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

Foreign Currency Exchange Risk

All of our revenues are denominated in RMB and, as a result, we have certain exposure to foreign currency exchange risk with respect to current revenues. A majority of our expenses are payable in foreign currency. We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item 8 is filed at Item 15. "Exhibits" as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31 2008 and 2007

Consolidated Statements of Income for the Y ears E nded May 31, 2008 and 2007

Statements of Changes in Stockholders’ Equity for the Y ears E nded May 31, 2008 and 2007

Statements of Cash Flows for the Y ears E nded May 31, 2008 and 2007

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

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

As of May 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are not effective because of the material weakness in our disclosure controls and procedures described below:

•	We failed to include certain required statements in the Management’s Annual Report on Internal Control Over Financial Reporting in our Form 10-K filed on August 29, 2008.

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our disclosure controls and procedures:

1.	We have amended the Form 10-K to include all the required statements in the Management’s Annual Report on Internal Control Over Financial Reporting;

2.	We will continue to educate our management personnel to comply with the disclosure requirements of the Exchange Act and Regulation S-K;

3.	We are developing a plan to improve internal controls, which is under review by our audit committee;

4.	We intend to have adequate internal controls in place prior to the end of our 2009 fiscal year, and

5.	We will increase management oversight of accounting and reporting functions in the future.

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

As a result of the reverse acquisition, the historical financial statements of Wealthlink became the historical financial statements of SOKO after the Share Exchange and the internal controls over financial reporting of the Company were largely supplanted with the internal controls of Wealthlink. However, as a private company conducting its operations entirely within the PRC prior to April 11, 2008, Wealthlink was not subject to public company disclosure requirements and had not developed the level of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX").  Additionally, in light of the short time period between the Share Exchange and our year-end, our management did not have sufficient time to perform an assessment of our internal controls over financial reporting as of May 31, 2008.

As a result of the foregoing, we are currently not compliant with Section 404 of SOX .  We intend to be compliant with Section 404 of SOX as soon as practicable, but in no event later than the date we are required to report on our internal control over financial reporting requirements in connection with the filing of our annual report for the year ending May 31, 2009.

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

Su Zhang, 37, has served as a Director of SOKO since the consummation of the share exchange on April 11, 2008.  Since June 2006, Mr. Zhang has served as Managing Director of Investments for Hua-Mei 21st Century LLC, which is affiliated with Guerilla Capital Management, L.L.C. and Hua-Mei 21st Century Partner, LP (this relationship is more fully discussed in Item 13.  "Certain Relationships and Related Transactions, and Director Independence").   From December 2005 until May 2006, he served as the Chief Operating Officer of TengTu International Ltd.  Mr. Zhang was a founder of WeiZhXian Science and Technology Co. Ltd. and served as its General Manager from March 2004 to November 2005.  From October 2003 through February 2004, Mr. Zhang served as the Assistant President of Joyo.com.  From September 2002 through September 2003, Mr. Zhang was an associate for Legend Capital.  Mr. Zhang holds an MBA from Guanghua School of Management, Peking University.

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

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Total ($)
Tong Liu, Chief Executive Officer (1)	2008	$17,291	$0	$17,291
	2007	15,683	0	15,683

Xia Yu,, Chief Financial Officer (2)	2008	$7,954	$0	$7,954
	2007	7,214	0	7,214

Syed Irfan Husain, Former Chief Executive Officer	2008	$0	$0	$0
and Chief Financial Officer (3)	2007	0	0	0

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

     Employment Agreements

     We do not have any written employment agreements, aside from those entered into between our subsidiaries in China and all employees in China.

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

	Number of Shares	Percent of Shares
	Beneficially	Beneficially
Name of Beneficial Owner (1)	Owned	Owned (2)

Guerilla Capital Management, LLC. (3) 237 Park Avenue, 9th Floor New York, New York 10017	3,600,000	21.18%

Tong Liu (4)	8,960,000	52.71%

Xia Yu	40,000	*

Yang Chen	0	--

Su Zhang	0	--

Gideon E. Kory (5)	16,667	*

All Directors and Executive Officers as a Group (five persons)	9,016,667	53.04%

__________________________

*	Less than 1 percent

(1)	Except as otherwise indicated, the address of each beneficial owner is No .194, Guogeli Street, Harbin, Heilongjing Province, China 150001.

(2)
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

(3)
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

(4)	Includes 2,000,000 shares held in escrow by Crone Rozynko LLP under the terms of an Escrow Agreement dated as of April 7, 2008.

(5)	Includes beneficial ownership of 16,667 shares issuable upon exercise of options held by Mr. Kory that are exercisable within 60 days of the date of this table.

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

     Pension and Retirement Plans

     Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees.  As required by PRC law, the Company contributes to the "insurance and public housing funds" program defined by the Department of Labor.  These contributions are similar to the Social Security and Medicare programs in the US. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in our control.

Item 13.  Certain Relationships and R elated Transactions, and Director Independence

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

     Our Chairman, Mr. Liu, is the sole owner of each of the Queen Group entities.  The companies comprising the Queen Group are:

     Harbin Huang Emperor & Golden Gym Club Co., Ltd.;

     Harbin Daoli Queen Demonstration Beauty Parlor;
     Harbin Queen Beauty Demonstration Center (and the Nangang and Kunlun branches of the Center); and
     Harbin Queen Beauty Vocational Skill Training School.

Our affiliation with the Queen Group is managed through several exclusive agreements between the Company and each Queen Group’s entity.  These agreements are:

1.      a Consulting Services Agreement between Mege Union and the Queen Group entity that provides for Mege Union to exclusively provide essential services relating to technology, human resources and research and development to the Queen Group entity in exchange for a Consulting Services Fee.  Mr. Liu, sole proprietor of each of the Queen Group entities, has not charged the Company, nor has the Company paid Mr. Liu, any fees under the Consulting Services Agreement;

2.      an Operating Agreement between Mege Union and the Queen Group entity that prohibits the Queen Group entity from taking certain material actions or entering into material agreements, including assuming debt, selling or purchasing any assets or rights, using the entity's assets or rights as collateral, or assigning some or all of the business to a third party, without the prior written consent of Mege Union;

3.      an Option Agreement among Mege Union, the Queen Group entity and the shareholders of such entity that grants Mege Union the right to acquire all of the shareholders' interest in the Queen Group entity when, if and to the extent permitted by the laws of the People's Republic of China and prohibits the shareholders from otherwise disposing of their interest in the Queen Group entity except with the prior written consent of Mege Union;

4.      an Equity Pledge Agreement among Mege Union, the Queen Group entity and the shareholders of such entity that grants Mege Union a pledged interest in all of the issued and outstanding interest of the shareholders in the their shares, including the right of Mege Union to vote such shares, as security for the performance of the Queen Group entity's obligations under the Consulting Services Agreement and further; and

5.      a Proxy Agreement between Mege Union and the shareholders of the Queen Group entity that grants the board of directors of Mege Union an irrevocable proxy for the maximum period permitted by law, to vote the shareholders shares of the Queen Group entity in such manner and for or against such proposals as the board may determine.

Although each of the Queen Group entities has its own set of agreements with us, the terms and conditions of the agreements are identical for each entity.  As a result of the understandings and agreements provided in the foregoing documents, we effectively control each of the Queen Group entities.  Except as set forth in these agreements, Mr. Liu is not entitled to any other compensation in connection with his ownership of the Queen Group entities.

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

  Item 14.  Principal Accounting Fees and Services.

Gately had been our independent accountants until we dismissed them effective as of May 14, 2008. On May 14, 2008 we appointed BJL as our independent registered certified public accounting firm.

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

    As discussed in Note 18, the accompanying financial statements have been restated.

Bagell Josephs, Levine & Company, LLC
Bagell Josephs, Levine & Company, LLC
Marlton, New Jersey

August 21, 2008 (February 3, 2009 as to the effects of the restatement discussed in Note 18)

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	AS OF MAY 31,
	2008	2007
	(Restated)
ASSETS
Current assets:
Cash & cash equivalents	$1,563,709	$456,115
Accounts receivable, net	682,694	334,692
Inventories	1,048,788	390,223
Advances to supplier	1,467,861	857,757
Employee advance	249,900	35,684
Due from related party	-
Prepaid expense	140,993	51,841
Total Current Assets	5,153,945	2,126,312

Property, plant and equipment,net of accumulated depreciation	12,782,918	5,612,605

Other Assets
Deposit to supplier	720,461	659,993
Investment advance	1,152,738	-
Goodwill	1,505,710	-
	3,378,909	659,993

Total Assets	21,315,772	8,398,910

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loan	2,547,244	-
Accounts payable, accrued expenses and other payable	1,020,232	75,984
Unearned revenue	514,965	171,457
Taxes payable	339,555	108,120
Total Current Liabilities	4,421,996	355,561

Minority Interest	329,304	-

Stockholders' Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
- 0 - shares issued and outstanding at May 31,2008 and 2007
Common stock, $0.001 Par value; 500,000,000 shares authorized;
17,000,000 and 10,725,000 shares issued and outstanding
at May 31, 2008 and 2007, respectively	17,000	10,725
Subscription receivable		(1,000,000)
Additional paid-in-capital	884,681	1,142,854
Additional paid-in-capital -Warrants	1,279,398	-
Accumulated other comprehensive income	1,625,829	408,136
Retained earnings	12,757,564	7,481,634
Total Stockholders' Equity	16,564,472	8,043,349

Total Liabilities and Stockholders' Equity	$21,315,772	$8,398,910

 The accompany notes are an integral part of these consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)

	FOR THE YEARS ENDED MAY 31,
	2008	2007
	(Restated)
Net Sales	$13,963,130	$7,393,572

Cost of Sales	(4,119,490))	(1,735,376)

Gross Profit	9,843,640	5,658,196

Selling, General and Administrative Expenses:	4,327,700	2,694,681

Operating income	5,515,940	2,963,515

Other Income and Expenses
Interest Income (expenses)	(49,177)	-
Other income	2,357	59,070
Other expenses	(10,328)	(2,289)
Total other income and (expense)	(57,148)	56,781

Income Before Income Taxes and Minority Interest	5,458,792	3,020,296

Provision for Income Taxes	74,381	735

Minority Interest	108,481	-

Net Income	$5,275,930	$3,019,560

Other Comprehensive Income
Foreign Currency translation adjustment	1,217,693	304,996

Comprehensive Income	$6,493,622	$3,324,556

Basic and Diluted Income per common share
Basic	$0.45	$0.28
Diluted	$0.44	$0.28

Weighted average common share outstanding
Basic	11,601,781	10,725,000
Diluted	11,903,589	10,725,000

The accompany notes are an integral part of these consolidated financial statements .

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2008 AND 2007
(IN US DOLLARS)

				Additional	Additional	Accumulated
	Common Stock		Subscription	Paid-in Capital	Paid-in Capital	Other	Retained	Total
	par value $0.001					Comprehensive		Stockholders'
	Shares	Amount	Receivable		Warrants	Income	Earnings	Equity

Balance at May 31, 2006	10,725,000	$10,725		$142,854		$103,140	$4,462,074	$4,718,793

Net Income							3,019,560	3,019,560

Capital contribution receivable			(1,000,000)	1,000,000
								-
Other Comprehensive income:						304,996		304,996
Foreign currency translation adjustment

Balance at May 31, 2007	10,725,000	10,725	$(1,000,000)	$1,142,854	$-	$408,136	$7,481,634	$8,043,349

Paid in Capital received			1,000,000					1,000,000

Acquisition of net asset from SOKO in the reverse merger	3,000,000	3,000			(3,000)

Issuance of common stock to Investors	2,000,000	2,000		1,025,500				1,027,500

Issuance of common stock to placement agent	1,275,000	1,275		(1,275)				-

APIC-Warrant to investors				(1,184,628)	1,184,628			-

APIC-Warrant to placement agent				(94,770)	94,770			-

Net Income							5,275,930	5,275,930

Other Comprehensive income, net of tax						1,217,693		1,217,693
Foreign currency translation adjustment

Balance at May 31, 2008	17,000,000	17,000	$-	$884,681	$1,279,398	$1,625,829	$12,757,564	$16,564,471

The accompany notes are an integral part of these consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)

	FOR THE YEARS ENDED MAY 31,
	2008	2007
	(Restated)
Cash Flows From Operating Activities:
Net income	$5,275,930	$3,019,560
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,016,855	412,307
Minority interest	108,481

Changes in operating assets and liabilities:
Accounts receivable	(270,326)	(323,545)
Inventory	(584,845)	123,816
Advances to suppliers	(279,736)	(803,128)
Employee advance	(163,600)	(17,355)
Prepaid expense	(54,681)	(2,389)
Deposit to vendor	6,816	(330,118)
Accounts payable	(33,815)	(14,387)
Unearned revenue	6,948	58,648
Taxes payable	203,532	(632,880)
Accrued expenses and other payables	(82,086)	33,339

Cash provided by operating activities	5,149,472	1,523,868

Cash Flows From Investing Activities:
Addition in Construction in Progress	(2,665,759)	(3,708,397)
Purchase of property and equipment	(3,293,245)	(35,884)
Investment in subsidiary- Letian	(1,687,408)	-
Cash acquired from subsidiary - Letian	124,447
Investment advance	(1,090,545)	-

Cash used in investing activities	(8,612,510)	(3,744,281)

Cash Flows From Financing Activities:
Proceeds from capital contribution	1,000,000	-
Proceeds from issuance of common stock	1,027,500	-
Proceeds from short-term loan	2,409,815	-

Cash provided by financing activities	4,437,315	-

Effect of exchange rate changes on cash and cash equivalents	133,316	118,911

Increase (decrease) in cash and cash equivalents	1,107,594	(2,101,503)

Cash and Cash Equivalents - Beginning of the year	456,115	2,557,618

Cash and Cash Equivalents - Ending of the year	$$1,563,709	$456,115

Supplemental disclosures of cash flow information:

Interest paid	$$49,042	$-
Income Taxes paid	$$9,427	$754

The accompany notes are an integral part of these consolidated financial statements.

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

As a result of the consummation of all of the foregoing transactions, the following changes in the outstanding shares of the Company were recorded:

•	The Company reacquired 79,000,000 shares from its original shareholders;

•	Mr. Liu acquired 2,575,000 shares from two of the original shareholders of the Company;

•
The Company issued an additional 10,725,000 shares to Wealthlink Shareholders (together with the shares held by Mr. Liu, following the consummation of the reverse merger, Wealthlink Shareholders hold an aggregate of 13,300,000 shares of our common stock);

•	Advisors to the Company acquired an aggregate of 1,275,000 shares;

•	The Purchasers acquired 2,000,000 shares and warrants to purchase up to an additional 2,000,000 shares;

•	The Company cancelled 65,000,000 shares; and

•	E-Tech Securities Inc. was issued a warrant to purchase up to 160,000 shares.

An additional 425,000 shares remain held by certain original shareholders of the Company.

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

Except for its directly owned Legend Spa, and majority-owned subsidiary, Shenyang Letian Yoga Fitness Center, Mege Union has not carried on any other substantive operations of its own. Instead, it has entered certain exclusive agreements with Harbin Daoli Queen Demonstration Beauty Parlor, Harbin Huang Emperor & Golden Gym Club Co. Ltd., Harbin Queen Beauty Demonstration Center and Harbin Queen Beauty Vocational Skill Training School (collectively, the “Queen Group”). The entities in Queen Group are all organized in the PRC as either limited liability companies or sole proprietorships.

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

The consolidated financial statements include the financial statements of SOKO, Wealthlink, Mege Union and its majority-owned subsidiary Shenyang Letian Yoga Fitness Center, as well as Mege Union's variable interest entity, Queen Group. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

Inventories

Inventory is mainly comprised of hair and skin care supplies .  Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchases and supplies for providing the beauty treatment. No allowance for inventories is considered necessary for the years ended May 31, 2008 and 2007.

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

Initial non-refundable membership fees are recognized on a straight-line basis of estimated membership life.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 3.  ADVANCES TO SUPPLIERS

The Company makes advances to certain vendors for inventory purchases. The Advances to Suppliers were $1,467,861 and $857,757 as of May 31, 2008 and 2007. Below is the breakdown of advances to major suppliers:

	As of May 31,
	2008	2007

Major supplier A	$882,295	$857,757
Major supplier B	164,387	-
Major supplier C	110,690	-
Others	310,488	-
Total	$1,467,861	$857,757

NOTE 4.  INVENTORIES

The inventories consist of the following:

	As of May 31,
	2008	2007

Skin care supplies	$1,018,517	$381,054
Hair care supplies	30,271	9,169
Total	$1,048,788	$390,223

No allowance for inventories was made for the years ended May 31, 2008 and 2007.

NOTE 5 .  EMPLOYEE ADVANCE

The Employee Advance was $249,900 and $35,684 as of May 31, 2008 and 2007, respectively.  The Employee Advance was made to certain employees by the Company in order for them to pay the travel expenses, office supplies expenses or any other miscellaneous expenses in the future.

NOTE 6 .  PROPERTY AND EQUIPMENT, NET

	As of May 31,
	2008	2007
Machinery & Equipments	$1,830,649	$1,456,744
Office Equipment & Furniture	526,221	265,813
Automobiles	86,639	5,097
Buildings	1,743,516	-
Leasehold improvements	7,156,757	4,138,126
Sub-total	11,343,781	5,865,780
Less: Accumulated Depreciation	(2,248,454)	(1,042,089)

Construction in progress	3,687,591	788,915

Total	$12,782,918	$5,612,605

Depreciation and amortization expense for the years ended May 31, 2008 and May 31, 2007 was $ 1,016,855 and $412,307, respectively.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 7 .  DEPOSIT TO SUPPLIER

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

NOTE 8 .  INVESTMENT ADVANCE

On March 1, 2008, the Company’s subsidiary Mege Union (the “Purchaser”) entered into an acquisition agreement with Harbin Tai Ai Beauty Co, Ltd (“Harbin Tai Ai, or the “Seller”) to purchasing 100% interest of the Tai Ai.  The acquisition cost is RMB 8,000,000, and the agreement calls for payment in advance. As of May 31, 2008, Mege Union has made full payment of RMB 8,000,000, equivalent to approximately $1.2 million . Once the transaction is completed, the Company will reclassify the full amount to proper accounts.

It is expected that with the completion of this acquisition, the Company will be able to expand its market shares in Harbin area.

NOTE 9.  GOODWILL

On March 1, 2008, the Company’s subsidiary Mege Union entered into an acquisition agreement with Shenyang Shengchao Management & Advisory Co., Ltd to acquire 51% of Shengchao’s interest in Letian. The consideration paid was US$1,729,107 (including the translation difference of $41,699). The results of operations of Letian were included in the consolidated results of operations commencing March 1, 2008. Letian is a yoga center and health club located in Shenyang, Liaoning Province, PRC.  The general purpose of the acquisition of Letian is to expand SOKO's business presence in the Shenyang market, resulting in a maximization of profit.

The accompanying consolidated financial statements include the allocation of the acquisition cost to the net assets acquired based on their respective fair values. The net assets were valued by an independent third party.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the 51% interest in Letian acquired.   None of the goodwill recognized is expected to be deductible for income tax purposes .  The following represents the allocation of the acquisition cost to the net assets acquired based on their respective fair values:

Current assets	$449,970
Construction in process	965,101
Fixed assets	405,723
Total liabilities assumed	1,382,761
Net assets acquired	438,033
Noncontrolling interest in Letian	(214,636)
Total consideration paid	1,729,107

Goodwill	$1,505,710

The following unaudited pro forma combined statements of income for the years ended May 31, 2008 and 2007 have been prepared as if the acquisition had occurred at the beginning of each period presented. The unaudited pro forma combined statements are based on accounting for the business acquisition under purchase accounting. The unaudited pro forma information may not be indicative of the results that actually would have occurred if the merger had been in effect from and on the dates indicated or which may be obtained in the future.

	Unaudited Pro Forma Combined Year Ended May
	2008	2007
Revenue	$14,436,827	$7,393,572
Gross Profit	10,384,824	5,658,196
Income before income tax and minority interest	5,209,672	3,020,296
Minority interest	(21,056)	-
Net income	$5,156,347	$3,019,560

Net income per share
Basic	$0.44	$0.28
Diluted	$0.43	$0.28

Weighted average number of shares outstanding
Basic	11,601,781	10,725,000
Diluted	11,903,589	10,725,000

NOTE 10 .  TAXES

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

2)             Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union.  Except the Harbin Huang Emperor & Golden fitness which is subject to 3% of actual revenue and Letian which is subject to 5% of actual revenue, all other business is subject to either 3% or 5% on a pre-determined fixed revenue.

3)            Taxes payable at May 31, 2008 and 2007 consisted of the following:

	As of May 31,
	2008	2007
Business sales tax payable	$244,680	$97,404
Corporate income tax	68,853
Other	26,023	10,716

Total taxes payable	$339,556	$108,120

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended May 31, 2008 and 2007

	2008	2007
U.S. Statutory rates	34.00%	34.00%
Foreign income not recognized in USA	(34.00%)	(34.00%)
China Income tax	25.00%	33.00%
Tax exemption	(23.60%)	(33.00%)
Total provision for income tax	1.40%	0.00%

NOTE 11 .  SHORT TERM LOAN

The short-term loans include the following:

	Balance of
	31-May-08	31-May-07
a) Loan payable to an unrelated bank one year term from February 29, 2008 to January 29, 2009 at a fixed interest rate of 0.62% per month,	$1,729,107	$-

b) Loan payable to an unrelated party one year term from October 23, 2007 to October 28, 2008 at a fixed interest payment of RMB4,000 per quarter	288,184	-

c) Loan payable to a related party one year term from April 1, 2008 to March 31, 2009 free of interest	529,953

Total	$2,547,244	$-

Interest expense paid for the above short term loans totaled $49,042 and -0- for the years ended May 31, 2008 and 2007, respectively.

The loan from an unrelated bank is secured by the building owned by Queen Group.

NOTE 12 .  DEFERRED REVENUE

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

A reconciliation of deferred revenue as of May 31, 2008 is as follows:

	As of May 31,
	2007			2008
	Balance	Cash Additions	Revenue Recognized	Balance
Membership fees & advance payment collected	$171,457	$13,392,939	$(13,135,192)	$429,204

Receipts collected & earned without deferral during period		532,886	(827,937)
	171,457	13,925,825	(13,963,129)	429,204
Impact of foreign currency translation				85,761
			Total	$514,965

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 13 .  SEGMENT REPORTING

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

For the years ended May 31, 2008 and 2007, the Company’s sales revenue from various products/services are as follows:

	Twelve months ended May 31,
	2008	2007
Beauty & Spa	$11,626,414	$5,380,378
Fitness	1,497,040	889,321
Others	839,676	1,123,873

Total	$13,963,130	$7,393,572

The other revenue derives from tuition income from the Beauty school and sales of beauty products to the students.

NOTE 14 .  STOCKHOLDERS’ EQUITY

A. Issuance of Common Stock

On April 11, 2008, in connection with the share exchange discussed in detail under NOTE 1, the Company issued an aggregate of 10,725,000 shares of our common stock to the Wealthlink Shareholders. Additionally, the CEO Mr. Liu Tong acquired 2,575,000 shares from former stockholders in connection with the share exchange transaction. Further, in consideration of services provided to the Company in association with the consummation of these transactions, an aggregate of 1,275,000 shares were issued to placement agent. Additionally, on April 11, 2008, SOKO sold in the aggregate, 2,000,000 shares of its common stock to certain accredited investors, at a purchase price of $1.00 per share. The Company received net proceeds of $1,027,500 in connection with this private placement after the reduction of $140,000 in legal and $832,500 other issuance expense. As of May 31, 2008, there were 17,000,000 shares of common stock issued and outstanding.

B. Warrants

With the warrants attached to the stocks sold in the private placement, the investors are entitled to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $1.25 per share. All the warrants to investors contain a cashless exercise provision . Moreover, placement agent is entitled to purchase an aggregate of 160,000 shares of common stock at an exercise price of $1.25 per share. All these warrants are exercisable for three years from the issuance date of   April 11, 2008 . In accordance with EITF 00-19, the warrants are classified in the equity section as an offset to additional paid-in capital.

The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 100%, risk free interest rate 3.850% and expected term of 3 years for warrants to placement agent and 3 years for warrants to investors.

Following is a summary of the status of warrants outstanding as of May 31, 2008:

Outstanding Warrants
Exercise Price	Number	Remaining Life	Fair Value
1.25	2,000,00	2.92	$1,184,628
1.25	160,000	2.92	$ 94,770
Total	2,160,000		$1,279,398

NOTE 15 .  RELATED TRANSACTIONS

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

3)
The non-interest loan of $529,953 was granted to the Company by a very close friend of Mr. Tong Liu, the CEO of the Company.  There is no other related transaction between this related party and the Company as of May 31, 2008.

NOTE 16. EARNINGS PER SHARE

Earnings per share for the period ended May 31, 2008 and 2007 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

The following demonstrates the calculation for earnings per share for the fiscal year ended May 31, 2008 and 2007:

	Year ended May 31,
	2008	2007
Basic and diluted earning per share
Net income	$5,275,930	$3,019,560

Weighted average common share outstanding0
Basic	11,601,781	10,725,000
Diluted	11,903,589	10,725,000

Earnings per share
Basic	$0.45	$0.28
Diluted	$0.44	$0.28

At May 31, 2008 and 2007, the company had outstanding warrants of 2,160,000 and -0-, respectively.

In April 2008, the company entered into a reverse merger transaction. The Company computes the weighted-average number of common shares outstanding in accordance with FASB 141R, it gives guidance on how to calculate the weighted average shares when reverse merger took place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

NOTE 17 .  COMMITMENTS AND CONTINGENCIES

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

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

The Company’s commitments for minimum rental payments under these lease agreements are as follows:

As of May 31
2009	$378,242
2010	461,095
2011	422,671
2012	414,121
2013	340,154
2014	241,210
2015	241,210
2016	253,271
2017	253,271
2018	126,635

Total	$3,364,229

According to the warrant agreement to investors, the warrants contain a cashless exercise provision, which entitle the holders to receive a certificate for the number of warrant shares if any time after 180 days from the Closing there is no effective Registration Statement registering pursuant to the Registration Rights Agreement entered into by the Company and the Holders, or no current prospectus available for, the resale of the Warrant Shares by the Holders.

2)                  Contingencies

On June 1, 2008, Queen Group closed one of its beauty salon store in Harbin and decided to relocate it to a new location.  The new store will also be changed name to Dafuyuan store. The unamortized leasehold improvements in the amount of $ 14,752 of will be written-off.  The new store is under decoration and its opening date is pending.

Pursuant to the Securities Purchase Agreement dated April 11, 2008 (See note 1), the company's chief executive officer deposited 2,000,000 shares of common stocks in an escrow account, which shares would be disbursed to the security purchasers if the following performance criteria had not been achieved:

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

The Registration Rights Agreement between the Company and security purchaser provides for liquidated damages to the extent that the Company does not attain certain milestones within specified time frames. Specifically, if the Company had failed to file a registration statement within 60 calendar days after the Closing (a milestone which was met by the Company), or in the event that it fails to file a pre-effective amendment and otherwise respond in writing to comments made by the Commission in respect of such Registration Statement within 10 Trading Days after the receipt of comments by or notice from the Commission that such amendment is required in order for such Registration Statement to be declared effective, or registration statement is not declared effective within 180 calendar days after the Closing, or in the event that such Registration Statement ceases for any reason to remain continuously effective as to all Registrable Securities included in such Registration Statement, or the Holders are otherwise not permitted to utilize the Prospectus therein to resell such Registrable Securities, for more than 10 consecutive calendar days or more than an aggregate of 30 calendar days during any 12-month period (which need not be consecutive calendar days), liquidated damages amounting to approximately $20,000.00 per month would have been payable to purchasers, and such liquidated damages are payable for each 30 calendar day period on a daily pro-rata for any portion of a month prior to cure of an event. The maximum amount of liquidation damage payable to security purchaser is $200,000. As of 5/31/2008, no liquidated damage should be accrued. As first round comment letter dated July 8, 2008, which was responded to by September 5, 2008, liquidated damages for 43 days delay amounting to approximately $28,810 will be accrued  in the first quarter of fiscal year 2009. In addition, the estimate effective date of the registration statement will be November 20, 2008; we will accrue additional liquidation damage approximately $26,800 for 40 days late effectiveness. In the second quarter, our estimate effective date of the registration statement will be January 20, 2008; the estimate liquidation damage accounting to approximately $20,100 for additional 30 days delay will be accrued.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 18.  RESTATEMENT

We have restated the consolidated financial statements for the year ended May 31 2008 as a result of incorrect revenue recognition for the non-refundable membership fee from the fitness business of Letian and the incorrect classification of warrant issued to shareholders in the private placement.

The non-refundable membership fee previously was recognized when it was collected. Based on Staff Accounting Bulletin (“SAB”) 104, the Company revised its revenue recognition of non-refundable membership fee and initial non-refundable membership fee is recognized on a straight-line basis of estimated membership life.

The warrants to investors were classified as liability and after further review of EITF 00- 19 and all the facts and circumstances associated with the issuance of the warrants to the investors, the warrants do not meet the criteria to classify to liability. The Company has reclassified the warrants as equity in the financial statements.

The number of warrants issued to the placement agent has been revised according the warrant agreement.

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

The impact of this restatement on the financial statements as originally reported is summarized below:

	May 31, 2008
	As Reported	As Restated
Property, plant and equipment, net	$12,788,203	$12,782,918
Goodwill	1,348,359	1,505,710
Total Assets	21,163,706	21,315,772
Unearned revenue	445,684	514,965
Warrant liability	1,184,628	-
Minority Interest	363,277	329,304
Additional paid-in capital	1,142,854	884,681
Additional paid-in capital -Warrant	-	1,279,398
Accumulated other comprehensive income	1,619,373	1,625,829
Retained earnings	12,642,130	12,757,564
Total Liabilities and Stockholders' Equity	21,163,706	21,315,772
Net sales	13,736,788	13,963,130
Cost of sales	4,028,853	4,119,490
Selling, General and Administrative expenses	4,285,123	4,327,700
Other expenses	143,541	10,327
(Loss from) Minority interest	2,426	(108,481)
Net income	$5,160,496	$5,275,930
Net income per common share
Basic	$0.30	$0.45
Diluted	$0.25	$0.44
Weighted average common share outstanding
Basic	17,000,000	11,601,781
Diluted	20,360,000	11,903,589

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the  17th day of February, 2009 .

SOKO Fitness & Spa Group, Inc.

/s/ Tong Liu
Tong Liu
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tong Liu	Chief Executive Officer, Chairman of the Board	February 17, 2009
Tong Liu	(Principal Executive Officer)

/s/ Xia Yu	Chief Financial Officer	February 17, 2009
Xia Yu	(Principal Financial and Accounting Officer)

*	Director	February 17, 2009
Yang Chen

*	Director	February 17, 2009
Su Zhang

*	Director	February 17, 2009
Gideon Efim Kory

* /s/ Tong Liu
Tong Liu Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit	Description of Exhibit

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002