Form 10-Q/A
period 2008-08-31
SOKO FITNESS & SPA GROUP, INC.
filed 2009-02-17
CIK 1355835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

PART I – FINANCIAL INFORMATION

Item1.  Financial Statements

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	August 31,	May 31,
	2008	2008
	( RESTATED )	( RESTATED )
ASSETS
Current assets:
Cash & cash equivalents	$2,058,729	$1,563,709
Accounts receivable, net	489,333	682,694
Inventories	1,157,471	1,048,788
Advances to supplier	1,914,496	1,467,861
Employee advance	225,715	249,900
Prepaid expense	272,290	140,993
Total Current Assets	6,118,034	5,153,945

Property, plant and equipment, net of accumulated depreciation	14,415,810	12,782,918

Other Assets
Security deposit	111,431	-
Deposit to supplier	731,072	720,461
Investment advance	-	1,152,738
Goodwill	2,521,210	1,505,710
	3,204,072	3,378,909

Total Assets	23,897,557	21,315,772

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loan	2,046,634	2,547,244
Accounts payable, accrued expenses and other payable	992,912	1,020,232
Unearned revenue	1,671,654	514,965
Taxes payable	403,326	339,555
Contingent liability	55,610
Total Current Liabilities	5,170,136	4,421,996

Minority Interest	257,997	329,304

Stockholders' Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
- 0 - shares issued and outstanding at August 31, 2008 and May 31,2008	-	-
Common stock, $0.001 Par value; 500,000,000 shares authorized;
17,000,000 shares issued and outstanding at August 31, 2008
and May 31, 2008	17,000	17,000
Additional paid- in capital	884,681	884,681
Additional paid-in capital-stock options	18,651
Additional paid-in capital-warrant	1,279,398	1,279,398
Accumulated other comprehensive income	1,868,789	1,625,829
Retained earnings	14,400,905	12,757,564
Total Stockholders' Equity	18,469,424	16,564,472

Total Liabilities and Stockholders' Equity	$23,897,557	$21,315,772

The accompanying notes are an integral part of these consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)

	FOR THE THREE MONTHS ENDED
	AUGUST 31,
	2008	2007
	( RESTATED )	( UNAUDITED )

Net Sales	$4,276,867	$2,121,562

Cost of Sales	(971,841)	(516,809)

Gross Profit	3,305,026	1,604,753

Selling, General and Administrative Expenses:	1,595,499	641,133

Operating income	1,709,527	963,620

Other Income and Expenses
Interest Income (expenses)	(50,008)	282
Other income	2,415	971
Other expenses	(69,341)	-
Total other income and (expense)	(116,934)	1,253

Income Before Income Taxes and Minority Interest	1,592,593	964,873

Provision for Income Taxes	25,132	579

Minority Interest	(75,880)	-

Net Income	$1,643,341	$964,294

Other Comprehensive Income
Foreign Currency translation adjustment	$242,960	120,366

Comprehensive Income	$1,886,301	$1,084,660

Basic and Diluted Income per common share
Basic	$0.10	$0.09
Diluted	$0.10	$0.09

Weighted average common share outstanding
Basic	17,000,000	10,725,000
Diluted	17,000,000	10,725,000

The accompanying notes are an integral part of these consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)

	FOR THE THREE MONTHS ENDED AUGUST 31,
	2008	2007
	( RESTATED )	( UNAUDITED )
Cash Flows From Operating Activities:
Net income	$1,643,341	$964,294
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Issuance of options for director service	18,651	-
Depreciation and amortization	340,255	158,590
Minority interest	(75,880)	-
Liquidated damage payment	55,610	-
Changes in operating assets and liabilities:
Accounts receivable	225,752	(110,599)
Inventory	(71,190)	(55)
Advances to suppliers	(418,253)	349,455
Employee advance	27,741	(112,838)
Other receivables	38,592	(1,624,668)
Prepaid expense	(98,902)	(12,981)
Security deposit	(111,113)	-
Deposit to vendor	(131)	(9,218)
Accounts payable	-	(17,378)
Unearned revenue	1,129,713	18,429
Taxes payable	58,600	1,554
Accrued expenses and other payables	(299,881)	3,644

Cash provided by (used in) operating activities	2,462,905	(391,771)

Cash Flows From Investing Activities:
Cash acquired from acquisition	97,325	-
Addition in Construction in Progress	(1,356,563)	(220,124)
Purchase of property and equipment	(193,854)	(101,063)

Cash used in investing activities	(1,453,092)	(321,187)

Cash Flows From Financing Activities:
Proceeds from capital contribution	-	1,000,000
Repayments of short-term loan	(536,126)	-

Cash provided by (used in) financing activities	(536,126)	1,000,000

Effect of exchange rate changes on cash and cash equivalents	21,334	41,129

Increase in cash and cash equivalents	495,020	328,171

Cash and Cash Equivalents - Beginning of the period	1,563,709	456,115

Cash and Cash Equivalents - Ending of the period	$2,058, 729	$784,286

Supplemental disclosures of cash flow information:

Interest paid	$38,861	$-
Income Taxes paid	$417	$579

The accompanying notes are an integral part of these consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED
AUGUST 31, 2008 ( RESTATED ) AND 2007 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The restated condensed consolidated financial statements of SOKO Fitness & Spa Group, Inc. and its subsidiaries (the “Company” or “SOKO”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The restated condensed consolidated balance sheet information as of August 31, 2008 was derived from the restated consolidated financial statements included in the Company’s Annual Report on Form 10-K /A . These interim financial statements should be read in conjunction with that report.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of SOKO, Wealthlink, Mege Union and its wholly-owned subsidiary, Lea Spa and majority-owned subsidiary Shenyang Letian Yoga Fitness Center, as well as Mege Union’s variable interest entity (“VIE”), Queen Group. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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
THREE MONTHS ENDED
AUGUST 31, 2008 ( RESTATED ) AND 2007 (UNAUDITED)

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

Goodwill

Goodwill and other intangible assets are accounted for in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

Stock-Based Compensation

The Company records stock based compensation expense pursuant to S FAS 123R. The Company estimates the fair value of the award using the Black-Scholes Option Pricing Model. Under S FAS 123R, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED
AUGUST 31, 2008 ( RESTATED ) AND 2007 (UNAUDITED)

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income arose from the changes in foreign currency exchange rates.

Income Taxes

The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There are no deferred tax amounts at August 31, 2008 and 2007.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Earnings per Share

The Company computes earnings per share (“EPS’) in accordance with Statement of SFAS No. 128, and SAB 98.  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There are 17,000,000 shares of common stock and common stock equivalent available in the computation of diluted earnings per share at August 31, 2008.

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
THREE MONTHS ENDED
AUGUST 31, 2008 ( RESTATED ) AND 2007 (UNAUDITED)

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

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED
AUGUST 31, 2008 ( RESTATED ) AND 2007 (UNAUDITED)

Below is the breakdown of advances to major suppliers:

	As of
	August 31, 2008	May 31, 2008

Major supplier A	$733,890	$882,295
Major supplier B	730,941	-
Others	449,665	585,566
Total	$1,914,496	$1,467,861

NOTE 4 - INVENTORIES

The inventories consist of the following:

	As of
	August 31, 2008	May 31, 2008

Skin care supplies	$1,148,420	$1,018,517
Hair care supplies	8,113	30,271
Other	938	-
Total	$1,157,471	$1,048,788

No allowance for inventories was made for the quarters ended August 31, 2008 and 2007.

NOTE 5 - EMPLOYEE ADVANCE

The Employee Advance was $225,715 and $249,900 as of August 31, 2008 and May 31, 2008, respectively.  The Employee Advance was made to certain employees by the Company in order for them to pay the travel expenses, office supplier expenses or any other miscellaneous expenses in future.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

	August 31, 2008	May 31, 2008
Machinery & Equipment	$1,934,457	$1,835,634
Office Equipment & Furniture	562,599	526,221
Automobiles	92,212	86,639
Buildings	1,768,877	1,743,516
Leasehold Improvements	7,571,216	7,156,757
Subtotal	11,929,361	11,349,066
Less: Accumulated Depreciation	(2,615,227)	(2,248,454)

Construction in progress	5,101,676	3,687,591

Total property & equipment, net	$14,415,810	$12,788,203

Depreciation and amortization expenses for the three months ended August 31, 2008 and 2007 were $340,225 and $158,590, respectively.

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

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED
AUGUST 31, 2008 ( RESTATED ) AND 2007 (UNAUDITED)

NOTE 8 – ACQUISITION

On March 1, 2008, the Company’s subsidiary Mege Union (the “Purchaser”) entered into an acquisition agreement with Harbin Tai Ai Beauty Co, Ltd (“Tai Ai”, or the “Seller”) to purchase 100% interest of the Tai Ai.  The acquisition cost is RMB 8,000,000, and the agreement calls for payment in advance. As of May 31, 2008, Mege Union has made full payment of RMB 8,000,000, approximately $1.2 million. The transaction was completed on June 30, 2008. Harbin Tai Ai becomes a wholly-owned subsidiary of Mege Union. At the closing, Tai Ai had $274,219 in liabilities but had $97,339 in cash and $232,689 of fixed assets at fair value that was valued by an independent third party. With the total acquisition cost of $1.2 million, goodwill exists after the initial assignment of values to all assets acquired and liabilities assumed (See Note 8). The results of operations for Tai Ai are included in the condensed consolidated results of operations of the Company commencing July 1, 2008.

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

None of the goodwill recognized is expected to be deductible for income tax purposes. The following represents the allocation of the acquisition cost to the net assets acquired based on their respective fair values:

Current assets	$217,472
Fixed assets	233,330
Total liabilities assumed	274,896
Net assets acquired	175,906
Total consideration paid	1,169,505

Goodwill recognized from Tai Ai acquisition	993,599
Goodwill recognized from Letian acquisition	1,527,611

Total Goodwill	$2,521,210

NOTE 10 - TAXES

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

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED
AUGUST 31, 2008 ( RESTATED ) AND 2007 (UNAUDITED)

3) Taxes payable at August 31, 2008 and May 31, 2008 consisted of the following:

	August 31, 2008	May 31, 2008
Business sales tax payable	$273,312	$244,680
Corporate income tax	103,054	68,853
Other	26,960	26,023
Total taxes payable	$403,326	$339,556

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended August 31, 2008 and 2007:

	2008	2007
U.S. Statutory rates	34%	34%
Foreign income not recognized in USA	(34%)	(34%)
China Income tax	25%	33%
Tax exemption	(23.42%)	(33%)
Total provision for income tax	1.57%	0.00%

NOTE 11 - SHORT TERM LOAN

The short-term loans include the following:

	Balance of
	August 31,	May 31,
	2008	2008
a) Loan payable to an unrelated bank
one year term from February 29, 2008
to January 29, 2009 at a fixed interest rate
of 0.62% per month,	$1,754,258	$1,729,107

b) Loan payable to an unrelated party one year
term from October 23, 2007 to October 28, 2008
at a fixed interest payment of RMB4,000 per quarter	292,376	288,184

c) Loan payable to a related party one year
term from April 1, 2008 to March 31, 2009
free of interest	-	529,953

Total	$2,046,634	$2,547,244

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

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED
AUGUST 31, 2008 ( RESTATED ) AND 2007 (UNAUDITED)

A reconciliation of deferred revenue as of August 31, 2008 and May 31, 2008 is as follows:

	May 31,			August 31,
	2008		Revenue	2008
	Balance	Cash Additions	Recognized	Balance
Membership fees & advance	$514,965	$4,865,911	$(3,736,210)	$1,644,666
payment collected

Receipts collected & earned
without deferral during period	-	540,657	(540,657)	-
	514,965	5,406,568	(4,276,867)	1,644,666

Impact of foreign
currency translation				26,988
	$514,965			$1,671,654

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

For the three months ended August 31, 2008 and 2007, the Company’s sales revenue from various products and services are as follows:

	Three months ended August 31,
	2008	2007
Beauty & Spa	$3,155,180	$1,976,083
Fitness	674,762	99,458
Others	446,925	46,021

Total	$4,276,867	$2,121,562

NOTE 14 - STOCK OPTIONS

In July 2008, the Board of Directors of the Company authorized the issuance of 50,000 shares of stock options to one of its independent directors. The options vest over a three year period, with one-third vesting on each of the grant date, and the first and second anniversaries of the grant date. The option is exercisable for five years from the date of grant.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected life 5 years, expected volatility 100%, dividend yield 0%, risk free interest rate 3.91% and the grant date fair value of $1.47. The Company determined its expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk–free interest rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED
AUGUST 31, 2008 ( RESTATED ) AND 2007 (UNAUDITED)

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

NOTE 15 - STOCKHOLDERS’ EQUITY

A. Issuance of Common Stock

On April 11, 2008, in connection with the share exchange discussed in detail under NOTE 1, the Company issued an aggregate of 10,725,000 shares of our common stock to the Wealthlink Shareholders.   Additionally, our chief executive officer acquired 2,575,000 shares from former stockholders in connection with the share exchange transaction.   Further, in consideration of services provided to the Company in association with the consummation of these transactions, an aggregate of 1,275,000 shares were issued to placement agent. Additionally, on April 11, 2008, SOKO sold in the aggregate, 2,000,000 shares of its common stock to certain accredited investors, at a purchase price of $1.00 per share. The Company received net proceeds of $1,027,500 in connection with this private placement after the reduction of $140,000 in legal and $832,500 in other issuance expenses. As of August 31, 2008, there were 17,000,000 shares of common stock issued and outstanding.

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

The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 100%, risk free interest rate 3.850% and expected term of 3 years for warrants to placement agent and 3 years for warrants to investors .

Following is a summary of the status of warrants outstanding as of August 31, 2008:

Outstanding Warrants

Exercise Price	Number	Remaining Life	Fair Value
1.25	2,000,000	2.67	$1,184,628
1.25	160,000	2.67	$94,770
Total	2,160,000		$1,279,398

NOTE 16 - RELATED TRANSACTIONS

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
THREE MONTHS ENDED
AUGUST 31, 2008 ( RESTATED ) AND 2007 (UNAUDITED)

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

The following demonstrates the calculation for earnings per share for the three months ended August  31, 2008 and 2007:

	Three months ended August 31
	2008	2007
Basic and diluted earning per share
Net income	$1,643,341	$964,294

Weighted average common share outstanding
Basic	17,000,000	10,725,000
Diluted	17,000,000	10,725,000

Earnings per share
Basic	$0.10	$0.09
Diluted	$0.10	$0.09

At August 31, 2008 and 2007, the company had outstanding warrants of 2,160,000 and -0-,outstanding option of 50,000 and -0-,  respectively. As of August 31,2008, the warrant and option are anti-dilutive because the exercise price is higher than market price. They are not included in weighted average shares calculation.

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
THREE MONTHS ENDED
AUGUST 31, 2008 ( RESTATED ) AND 2007 (UNAUDITED)

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

2) Contingencies

Pursuant to the Securities Purchase Agreement dated April 11, 2008 (See note 1),The company’s chief executive officer  Mr. Liu deposited 2,000,000 shares of common stocks in an escrow account, which shares would be disbursed to the security purchasers if the following performance criteria had not been achieved:

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

The Registration Rights Agreement between the Company and security purchaser provides for liquidated damages to the extent that the Company does not attain certain milestones within specified time frames. Specifically, if the Company had failed to file a registration statement within 60 calendar days after the Closing (a milestone which was met by the Company), or in the event that it fails to file a pre-effective amendment and otherwise respond in writing to comments made by the Commission in respect of such Registration Statement within 10 Trading Days after the receipt of comments by or notice from the Commission that such amendment is required in order for such Registration Statement to be declared effective, or registration statement is not declared effective within 180 calendar days after the Closing, or in the event that such Registration Statement ceases for any reason to remain continuously effective as to all Registrable Securities included in such Registration Statement, or the Holders are otherwise not permitted to utilize the Prospectus therein to resell such Registrable Securities, for more than 10 consecutive calendar days or more than an aggregate of 30 calendar days during any 12-month period (which need not be consecutive calendar days), liquidated damages amounting to approximately $20,000.00 per month would have been payable to purchasers, and such liquidated damages are payable for each 30 calendar day period on a daily pro-rata for any portion of a month prior to cure of an event. The maximum amount of liquidated damage payable to security purchaser is $200,000. As first round comment letter dated July 8, 2008, which has been responded to by September 5, 2008, liquidated damages for the delay amounting to approximately $28,810 has been accrued in the first quarter of fiscal year 2009. In addition, the estimate effective date of the registration statement will be November 20, 2008; we accrued registration payment approximately $26,800 for late effectiveness. As of August 31, 2008 the accrued contingent liability for liquidated damage and registration payment totaled $55,610.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED
AUGUST 31, 2008 ( RESTATED ) AND 2007 (UNAUDITED)

Note 19.  RESTATEMENT

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

The impact of this restatement on the financial statements as originally reported as of May 31, 2008 is summarized below:

	May 31, 2008
	As Reported	As Restated

Property, plant and equipment, net	$12,788,203	$12,782,918
Goodwill	1,348,359	1,505,710
Total Assets	21,163,706	21,315,772
Unearned revenue	445,684	514,965
Warrant liability	1,184,628	-
Minority Interest	363,277	329,304
Additional paid-in capital	1,142,854	884,681
Additional paid-in capital - warrants	-	1,279,398
Accumulated other comprehensive income	1,619,373	1,625,829
Retained earnings	12,642,130	12,757,564
Total Liabilities and Stockholders' Equity	21,163,706	21,315,772

Net sales	13,736,788	13,963,130
Cost of sales	4,028,853	4,119,490
Selling, General and administrative expenses	4,285,123	4,327,700
Other expenses	143,541	10,328
(Loss of) Minority interest	(2,426)	108,481
Net income	$5,160,496	$5,275,930

Net income per common share
Basic	$0.30	$0.45
Diluted	$0.25	$0.44

Weighted average common share outstanding
Basic	17,000,000	11,601,781
Diluted	20,360,000	11,903,589

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED
AUGUST 31, 2008 ( RESTATED ) AND 2007 (UNAUDITED)

The impact of this restatement on the balance sheets as originally reported as of August 31, 2008 and the statement of income for the three months ended August 31, 2008 is summarized below:

	August 31, 2008
	As Reported	As Restated

Property, plant and equipment, net	$14,420,836	$14,415,810
Goodwill	2,361,569	2,521,210
Total Assets	23,742,942	23,897,557
Unearned revenue	1,429,347	1,671,654
Warrant liability	1,184,628	-
Contingent liability	-	55,610
Minority Interest	387,548	257,997
Additional paid-in capital	966,640	884,681
Additional paid-in capital-stock options	-	18,651
Additional paid-in capital-warrant	-	1,279,398
Accumulated other comprehensive income	1,886,347	1,868,789
Retained earnings	14,428,560	14,400,905
Total Liabilities and Stockholders' Equity	23,742,942	23,987,557

Net sales	4,448,395	4,276,867
Cost of sales	971,841	971,841
Selling, General and adminstrative expenses	1,595,500	1,595,500
Other expenses	61,324	116,934
Minority interest	8,169	75,880
Net income	$1,786,430	$1,643,341

Net income per common share
Basic	$0.11	$0.10
Diluted	$0.09	$0.10

Weighted average common share outstanding
Basic	17,000,000	17,000,000
Diluted	20,389,348	17,000,000

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

*	The entities connected to Mege Union by the dotted lines above are collectively known as the "Queen Group" and are the variable interest entity associated with Mege Union.

Results of Operations for the Three Months Ended August 31, 2008 and 2007

	2008 USD	2007 USD	Change
Net Sales
Beauty and Spa	$3,155,180	$1,976,083	$1,179,097
Fitness and Yoga	$674,762	$99,458	$575,304
Others	$446,925	$46,021	$400,904

Revenue	$4,276,867	$2,121,562	$2,155,305
Cost of Sales	$971,841	$516,809	$455,032
Gross Profit	$3,305,026	$1,604,753	$1,700,273
Gross Profit Margin	77.3%	75.6%	1.7%
Operating Expenses	$1,595,500	$641,133	$954,367

Net Income	$1,643,341	$964,294	$679,047

Revenues:

Revenues for the three months ended August 31, 2008 increased by approximately $ 2.16 million or 102 % to $ 4.28 million as compared to $2.12 million for the three months ended August 31, 2007. Our sales growth was driven by increasing sales from our existing customers and our continued efforts to add new customers in new and expanding facilities.  During the quarter ended August 31, 2008, we opened one new fitness club and two new spas.  The sales from our existing facilities were about $3.2 million and sales from our new facilities were about $ 1.1 million.

Compared to the same quarter of 2007, beauty and spa revenues increased by 60%, driven by the increasing number of memberships and the grand opening of two new spas. Fitness and yoga revenues increased by 578%, driven by the acquisition of the largest yoga center in Asia, Shenyang Letian Yoga Center, and the increase of pre-paid memberships resulting in an increase in deferred revenue.  Our business is not seasonal.

Gross Profit:

We achieved gross profits of $ 3.3 million for the three months ended August 31, 2008, compared to $1.6 million for the same quarter of the previous year, representing a 106 % or approximately $ 1.7 million quarter to quarter increase. Our overall gross profit margin as a percentage of revenue was 77.3 % for the three months ended August 31, 2008, compared to 75.6% for the previous year.

The high gross margin was driven by product sales far below our average level in new spas. Usually, products sales have comparatively low gross margins. As the new spas become more mature and increase the products sales, the gross margin will go down to our average level of around 75%.

Operating Expenses:

Operating expenses consisted of selling, general and administrative expenses and increased by approximately $0.95 million to $1.60 million for the three months ended August 31, 2008 from $0.64 million for the same quarter of previous year. This represented an increase from 30% to 35% of our revenue. This increase in selling, general and administrative expenses by 149 % is mainly driven by the high cost of being a public company and building up the management team for our new facilities. The overall increase in our operating expenses was in proportion to our increase in sales and opening new stores.

Net Income:

Net income for the three months ended August 31, 2008 increased by approximately $ 0.68 million to $ 1.64 million as compared to $0.96 million for the previous year. The quarter to quarter net income increase of 70.4% was mainly attributable to an  increase in our gross profit coupled with a low income tax rate.

Liquidity and Capital Resources

Three Months Ended August 31:	2008		2007
Cash provided by (used in):
Operating Activities		$2,462,905	$(391,771)
Investing Activities	$	(1,453,092)	$(321,187)
Financing Activities	$	(536,126)	$1,000,000

Operations

Cash provided by operating activities totaled $ 2.5 million for the three months ended August 31, 2008 as compared to $(0.4) million in the same period of previous year. The increase in our cash provided by operations is due to the increase in our net income, offsetting an increase in our prepayment to vendors.

Investments

We invested $ 1.55 million in fixed assets and construction in process for the three months ended August 31, 2008 as compared to $0.3 million in the same period of previous year. The investments are a part of our development plan which includes the leasehold improvement of our existing stores and moving Kunlun spa to the new location.

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

SOKO Fitness & Spa Group, Inc.

February 17, 2009	By:	/s/ Tong Liu
Tong Liu Chief Executive Officer (Principal Executive Officer)

February 17, 2009	By:	/s/ Xia Yu
Xia Yu Chief Financial Officer (Principal Financial and Accounting Officer)