Form 10-Q/A
period 2008-11-30
SOKO FITNESS & SPA GROUP, INC.
filed 2009-02-17
CIK 1355835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/ A

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

The consolidated financial statements include the financial statements of SOKO, Wealthlink, Mege Union and its wholly-owned subsidiary, Lea Spa Co . and majority-owned subsidiary Shenyang Letian Yoga Fitness Center as well as Mege Union’s variable interest entity, Queen Group. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There are 17,000,000 shares of common stock and common stock equivalent available in the computation of dilute earnings per share at November 30, 2008.

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

NOTE 8 – ACQUISITION

On March 1, 2008, the Company’s subsidiary Mege Union (the “Purchaser”) entered into an acquisition agreement with Harbin Tai Ai Beauty Co, Ltd (“Tai Ai” or the “Seller”) to purchasing 100% interest of the Tai Ai.  The acquisition cost is RMB 8,000,000, approximately $1.2 million, and the agreement calls for payment in advance. As of May 31, 2008, Mege Union has made the payment in full. The transaction was completed on June 30, 2008. Harbin Tai Ai becomes a wholly-owned subsidiary of Mege Union. At the closing, Tai Ai had $274,219 liabilities but had $97,339 in cash and $232,689 of fixed assets at fair value that was valued by an independent third party. With the total acquisition cost of $1.2 million, goodwill exists after the initial assignment of values to all assets acquired and liabilities assumed (See Note 9). The results of operations for Tai Ai are included in the condensed consolidated results of operations of the Company commencing July 1, 2008.

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

NOTE 10 – TAXES

1)  Corporate Income Tax

The Company is a Delaware corporation and conducts all of its business through Mege Union and Queen Group, both Chinese subsidiaries. All business is conducted in the PRC.

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

A reconciliation of deferred revenue as of November 30, 2008 and May 31, 2008 is as follows:

	As of
	May 31, 2008			November 30, 2008

	Balance	Cash Additions	Revenue Recognized	Balance
Membership fees & advance payment collected	$514,965	$9,212,861	$(8,131,927)	$1,595,899

Receipts collected & earned without deferral during period	-	753,230	(753,230)	-
	514,965	9,966,092	(8,885,158)	1,595,899

Impact of foreign currency translation				40,414
	$514,965			$1,636,313

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

Following is a summary of the status of warrants outstanding as of November 30, 2008:

Outstanding Warrants

Exercise Price	Number	Remaining Life	Fair Value
1.25	2,000,000	2.42	$1,184,628
1.25	160,000	2.42	$94,770
Total	2,160,000		$1,279,398

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

The Registration Rights Agreement between the Company and security purchaser provides for liquidated damages to the extent that the Company does not attain certain milestones within specified time frames. Specifically, if the Company had failed to file a registration statement within 60 calendar days after the Closing (a milestone which was met by the Company), or in the event that it fails to file a pre-effective amendment and otherwise respond in writing to comments made by the Commission in respect of such Registration Statement within 10 Trading Days after the receipt of comments by or notice from the Commission that such amendment is required in order for such Registration Statement to be declared effective, or registration statement is not declared effective within 180 calendar days after the Closing, or in the event that such Registration Statement ceases for any reason to remain continuously effective as to all Registrable Securities included in such Registration Statement, or the Holders are otherwise not permitted to utilize the Prospectus therein to resell such Registrable Securities, for more than 10 consecutive calendar days or more than an aggregate of 30 calendar days during any 12-month period (which need not be consecutive calendar days), liquidated damages amounting to approximately $20,000.00 per month would have been payable to purchasers, and such liquidated damages are payable for each 30 calendar day period on a daily pro-rata for any portion of a month prior to cure of an event. The maximum amount of liquidation damage payable to security purchaser is $200,000. As first round comment letter dated July 8, 2008, which has been responded to by September 5, 2008, liquidated damages for the delay amounting to approximately $28,810 has been accrued in the first quarter of fiscal year 2009. In addition, the estimate effective date of the registration statement will be November 20, 2008; we accrued registration payment approximately $26,800 for late effectiveness. In second quarter, our estimate response to second round comment  dated October 11, 2008 will be January 15, 2009, $56,950 liquidation damage has been accrued for late response, also our estimate effective date of the registration statement will be February 20, 2009; the estimate registration payment approximately $40,200 for additional delay has been accrued. As of November 30, 2008 the accrued contingent liability for liquidation damage and registration payment totaled $152,760.

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