Form 10-Q
period 2009-02-28
SOKO FITNESS & SPA GROUP, INC.
filed 2009-04-14
CIK 1355835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2009

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
Yes  ☐  No ☒

On April 14, 2009, 17,000,000 shares of the registrant's common stock were outstanding.

 PART I – FINANCIAL INFORMATION

Item1.    Financial Statements

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN US DOLLARS)

	February 28,	May 31,
	2009	2008
	(UNAUDITED)	(RESTATED)
ASSETS
Current assets:
Cash & cash equivalents	$805,602	$1,563,709
Accounts receivable, net	52,369	682,694
Inventories	1,384,592	1,048,788
Advances to supplier	2,129,743	1,467,861
Employee advance	105,895	249,900
Prepaid expense	426,251	140,993
Total Current Assets	4,904,452	5,153,945

Property, plant and equipment, net of accumulated depreciation	18,692,107	12,782,918

Other Assets
Security deposit	47,114	-
Deferred rent	365,509	-
Deposit to supplier	731,121	720,461
Investment advance	-	1,152,738
Goodwill	2,521,479	1,505,710
Total Other Assets	3,665,223	3,378,909

Total Assets	27,261,782	21,315,772

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loan	2,193,056	2,547,244
Accrued expenses and other payable	536,846	1,020,232
Unearned revenue	1,705,021	514,965
Taxes payable	539,475	339,555
Contingent Liability	200,000	-
Total Current Liabilities	5,174,398	4,421,996

Minority Interest	111,002	329,304

Stockholders' Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
- 0 - shares issued and outstanding at February 28, 2009 and May 31,2008	-	-
Common stock, $0.001 Par value; 500,000,000 shares authorized;
17,000,000 and 17,000,000 shares issued and outstanding
at February 28,2009 and May 31, 2008 respectively	17,000	17,000
Additional paid-in-capital	1,894,090	1,875,439
Additional paid-in-capital - Warrants	288,640	288,640
Accumulated other comprehensive income	1,843,868	1,625,829
Retained earnings	17,932,784	12,757,564
Total Stockholders' Equity	21,976,382	16,564,472

Total Liabilities and Stockholders' Equity	$27,261,782	$21,315,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN US DOLLARS)

	FOR THE NINE MONTHS ENDED		FOR THE THREE MONTHS ENDED
	FEBRUARY 28,	FEBRUARY 29,	FEBRUARY 28,	FEBRUARY 29,
	2009	2008	2009	2008

Net Sales	$13,996,019	$9,048,287	$5,110,861	$3,593,350

Cost of Sales	(4,822,521)	(3,330,316)	(1,807,084)	(1,347,769)

Gross Profit	9,173,498	5,717,971	3,303,777	2,245,581

Selling, General and Administrative Expenses	3,839,238	2,251,863	1,438,622	810,904

Operating Income	5,334,260	3,466,108	1,865,155	1,434,677

Other Income and Expenses
Interest income (expense)	(92,896)	4,455	(10,545)	4,171
Other income	2,863	2,175	257	33
Other expenses	(213,013)	(376)	(47,292)	(4)
Total Other Income and (Expense)	(303,046)	6,254	(57,580)	4,199

Income Before Income Taxes and Minority Interest	5,031,214	3,472,362	1,807,575	1,438,876

Provision for Income Taxes	79,974	7,675	28,537	4,915

Minority Interest	(223,980)	-	(76,436)	-

Net Income	$5,175,220	$3,464,687	$1,855,474	$1,433,961

Other Comprehensive Income
Foreign Currency translation adjustment	218,039	836,822	(42,376)	480,777

Comprehensive Income	$5,393,259	$4,301,509	$1,813,098	$1,914,738

Basic and Diluted Income per common share
Basic	$0.30	$0.32	$0.11	$0.13
Diluted	$0.30	$0.32	$0.11	$0.13

Weighted average common share outstanding
Basic	17,000,000	10,725,000	17,000,000	10,725,000
Diluted	17,000,000	10,725,000	17,000,000	10,725,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN US DOLLARS)

	FOR THE NINE MONTHS ENDED
	FEBRUARY 28,	FEBRUARY 29,
	2009	2008
Cash Flows From Operating Activities:
Net income	$5,175,220	$3,464,687
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock based compensation	18,651	-
Depreciation and amortization	1,148,373	531,387
Minority interest	(223,980)	-
Liquation damage penalty	200,000	-

Changes in operating assets and liabilities:
Accounts receivable	665,971	(372,186)
Inventory	(299,538)	(1,571,682)
Advances to suppliers	(636,961)	(1,165,183)
Employee advance	147,812	666,702
Prepaid expense	(215,024)	(204,902)
Security deposit	(47,293)	(49,628)
Deferred rent	(366,905)	-
Deposit to vendor	(103)	-
Accounts payable	-	(26,599)
Unearned revenue	1,170,709	209,842
Taxes payable	195,623	60,274
Accrued expenses and other payables	(759,833)	(24,876)

Cash provided by operating activities	6,172,722	1,517,835

Cash Flows From Investing Activities:
Cash acquired from acquisition	97,987	-
Addition to construction in progress	(3,625,933)	(1,703,543)
Purchase of property and equipment	(3,031,906)	(1,750,077)

Cash used in investing activities	(6,559,852)	(3,453,619)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	1,000,000
Proceeds from short-term loan	2,193,056	1,968,642
Repayments of short-term loan	(2,586,066)	-

Cash provided by (used in) financing activities	(393,010)	2,968,642

Effect of exchange rate changes on cash and cash equivalents	22,033	274,246

Increase (decrease) in cash and cash equivalents	(758,107)	1,307,103

Cash and Cash Equivalents - Beginning of the period	1,563,709	456,115

Cash and Cash Equivalents - Ending of the period	$805,602	$1,763,218

Supplemental disclosures of cash flow information:

Interest paid	$98,342	$-
Income Taxes paid	$3,145	$4,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of SOKO Fitness & Spa Group, Inc. and (the “Company” or “SOKO”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of February 28, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of SOKO, Wealthlink, Mege Union and its wholly-owned subsidiaries, Legend SPA Co. and majority-owned Shenyang Letian Yoga Fitness Center as well as Mege Union’s variable interest entity, Queen Group. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. There is no allowance for uncollectible amounts for the nine months ended February 28, 2009 and February 29, 2008.

Inventories

Inventory is mainly composed of hair care supplies and skin care supplies. Inventories are stated at the lower of cost or market, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchases and supplies for providing the beauty treatment. No allowance for inventories is considered necessary for the nine months ended February 28, 2009 and February 29, 2008, respectively.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
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

As of February 28, 2009 and May 31, 2008, the Company had total accumulated costs involved with construction in progress in the amount of $3,027,854 and $3,687,591, respectively.

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

The Company evaluates goodwill for impairment, at least annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company assigns goodwill to its respective reporting units where the net assets acquired have been allocated, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections and market trends. If the net book value of the assets exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss, which is based on the excess of the carrying amount over the fair value of those assets.

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
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(UNAUDITED)

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

Cost of Sales

Costs of sales include costs of the products sold and used, inbound freight costs, cost of direct labor and overhead. Write-down of inventory to lower of cost or market is also recorded in cost of sales.

Selling, General and administrative Costs

Selling, general and administrative costs consist primarily of salaries and commissions for sales representatives, salaries for administrative staffs, rent expenses, depreciation expense and employee benefits for administrative staffs.

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

Income Taxes

The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There are no deferred tax amounts as of February 28, 2009 and May 31, 2008.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Earnings per Share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There are 17,000,000 shares of common stock and common stock equivalent available in the computation of dilute earnings per share at February 28, 2009.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(UNAUDITED)

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rate of exchange quoted by the People’s Bank of China at February 28, 2009 was US$1.00 = RMB6.8398. The weighted average translation rate of US$1.00 = RMB6.8138 was applied to the Company's nine months income statement ended February 28, 2009.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company's operations is calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders' equity or net income.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the potential impact that adoption of SFAS No. 160 may have on our financial statements

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited.  We are currently assessing the potential impact that adoption of SFAS No. 141R may have on our financial statements

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(UNAUDITED)

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited.  We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-6-1 is prohibited.  It also requires that all prior-period EPS data be adjusted retrospectively.  We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

NOTE 3 - ADVANCES TO SUPPLIERS

The Company makes advances to certain vendors for inventory purchases. The Advances to Suppliers were $2,129,743 and $1,467,861 as of February 28, 2009 and May 31, 2008, respectively.

Below is the breakdown of advances to major suppliers:

	As of
	February 28,	May 31,
	2009	2008

Major supplier A	$956,487	$882,295
Major supplier B	731,019
Others	442,237	585,566
Total	$2,129,743	$1,467,861

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(UNAUDITED)

NOTE 4 - INVENTORIES

The inventories consist of the following:

	As of
	February 28,	May 31,
	2009	2008

Skin Care supplies	$1,350,940	$1,018,517
Hair Care supplies	27,155	30,271.00
Others	6,497	-

Total	$1,384,592	$1,048,788

No allowance for inventories was made for the nine months ended February 28, 2009 and February 29, 2008.

NOTE 5 - EMPLOYEE ADVANCE

The Employee Advance was $105,895 and $249,900 as of February 28, 2009 and May 31, 2008, respectively.  The Employee Advance was made to certain employees by the Company in order for them to pay the travel expenses, office supply expenses or any other miscellaneous expenses in future.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

	As of
	February 28	May 31,
	2009	2008
Machinery & Equipments	$4,678,166	$1,830,649
Office Equipment & Furniture	611,637	526,221
Automobiles	92,221	86,639
Buildings	1,769,065	1,743,516
Leasehold improvements	11,939,509	7,156,757
Sub-total	19,090,597	11,343,781
Less: Accumulated Depreciation	(3,426,345)	(2,248,454)

Construction in progress	3,027,854	3,687,591

Total	$18,692,107	$12,782,918

Depreciation and amortization expense for the nine months ended February 28, 2009 and February 29, 2008 was $1,148,373 and $531,387, respectively.

NOTE 7 - DEPOSIT TO SUPPLIER

The Deposit to Supplier represents deposit made to a major supplier, with whom the Company has a long standing business relationship. In order to maintain the relationship and purchase the products under the most favorable condition, the Company made the deposit.  Since the Company expects the entire amount will be repaid, no allowance has been established.

NOTE 8 - GOODWILL

On March 1, 2008, the Company’s subsidiary Mege Union (the “Purchaser”)  entered into an acquisition agreement with Shenyang Shengchao Management & Advisory Co., Ltd (“the Seller”) to acquire 51% of  the Seller’s interest in Shenyang Letian Yoga Fitness Center (“Letian”). The consideration paid was RMB 12,000,000 (approximately $1.7 million). Goodwill of $1.5 million was recorded to reflect the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the acquired interest in Letian.  The results of operations of Letian were included in the consolidated results of operations commencing March 1, 2008.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(UNAUDITED)

On July 1, 2008, the Company acquired 100% interest of Harbin Tai Ai for RMB 8,000,000 (approximately $1.2 million). Goodwill of $993,705 was recorded for the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the acquired interest in Tai Ai. The results of operations for Tai Ai are included in the condensed consolidated results of operations of the company commencing July 1, 2008.

The accompanying consolidated financial statements include the allocation of the acquisition cost to the net assets acquired based on their respective fair values. The net assets were valued by independent third parties.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible acquired. None of the goodwill recognized is expected to be deductible for income tax purpose. The following represents the allocation of the acquisition costs to the net assets acquired based on their respective fair values:

	Letian	Tai Ai
Current assets	$456,568	$217,496
Fixed assets	1,390,906	233,355
Total liabilities assumed	1,403,017	274,926
Net assets acquired	444,457	175,925
Noncontrolling interest	(217,781)
Total consideration paid	1,754,450	1,169,630

Goodwill recognized from acquisition	$1,527,774	$993,705

Total Goodwill		$2,521,479

NOTE 9 – TAXES

1)	Corporate Income Tax

The Company is a Delaware corporation and conducts all of its business through Mege Union and Queen Group, both Chinese subsidiaries. All business is conducted in PRC.

Queen Group consists of five individually-owned sole proprietorships, which, under the Chinese Laws, are generally exempt from paying corporate level income taxes unless they are assessed by the local authority otherwise. As of February 28, 2009, two of the entities under Queen Group were assessed by the local tax authority to be subject to a fixed-rate income tax. Under the fixed-rate income tax system, generally 10% of the annual gross revenues from each entity are deemed Taxable Net Income (“TNI”) for income tax purpose, without giving consideration to the costs and operating expenses. The income tax is then levied at 27% of the TNI.

Harbin Mege Union Legend SPA is also subject to the same fixed-rate income tax as the two entities under Queen Group, while Harbin Tai Ai’s income tax is currently levied at 20%, instead of 27%, of its TNI determined by the same fixed-rate system.

Shenyang Letian is subject to a 25% income tax rate on all of its net income.

Our provisions for income taxes for the nine months ended February 28, 2009 and February 29, 2008 were $79,974 and $7,675, respectively.

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

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(UNAUDITED)

3)	Taxes payable at February 28, 2009 and May 31, 2008 consisted of the following:

	As of
	February 28,	May 31,
	2009	2008
Business sales tax payable	$391,110	$244,680
Corporate income tax	120,105	68,853
Other	28,260	26,022

Total taxes payable	$539,475	$339,555

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended February 28, 2009 and February 29, 2008.

	Nine months ended
	February 28, 2009	February 29, 2008
U.S. Statutory rates	34%	34%
Foreign income not recognized in USA	(34%)	(34%)
China Income tax	25%	33%
Tax exemption	(23.5%)	(33%)
Total provision for income tax	1.5%	0.0%

NOTE 10 - SHORT TERM LOAN

The Short term loans include the following:

	As of
	February 28,	May 31,
	2009	2008
a) Loan payable to an unrelated bank one year term from February 29,2008 to January 29, 2009 at a fixed interest rate of 0.62% per month,	$-	$1,729,107

b) Loan payable to an unrelated bank one year term from November 21, 2008 to November 20, 2009 at a fixed interest rate of 0.4995% per month,	1,023,426	-

c) Loan payable to an unrelated party one year term from October 23, 2007 to October 28, 2008 at a fixed interest payment of RMB4,000 per quarter This loan was extended to December 7, 2008 at a fixed interest rate of 2% per month	-	288,184

d) Loan payable to a related party one year term from April 1, 2008 to March 31, 2009 free of interest	-	529,953

e) Loan payable to an unrelated bank 11 month term from January 5, 2009 to November 20, 2009 at a fixed interest rate of 0.4995% per month	1,169,630	-

Total	$2,193,056	$2,547,244

Interest expense paid for the above short term loans totaled $98,342 and -0- for the nine months ended February 28, 2009 and February 29, 2008, respectively. The loans from an unrelated bank are secured by the building owned by Queen Group.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(UNAUDITED)

NOTE 11 - DEFERRED REVENUE

Deferred revenue represents cash received from members, but not yet earned. Cash additions include all cash received for membership fees and advance payments for services. Revenue recognized includes all revenue earned during the periods from membership services and other services.

A reconciliation of deferred revenue as of February 28, 2009 and May 31, 2008 is as follows:

	As of
	May 31,			February 28,
	2008			2009
	Balance	Cash Additions	Revenue Recognized	Balance
Membership fees & advance payment collected	$514,965	$14,589,092	$(13,402,067)	$1,701,990

Receipts collected & earned without deferral during period	-	593,952	(593,952)	-
	514,965	15,183,044	(13,996,019)	1,701,990

Impact of foreign currency translation				3,032
	$514,965			$1,705,021

NOTE 12 - SEGMENT REPORTING

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

For the nine months ended February 28, 2009 and February 29, 2008, the Company’s sales revenue from various products and services are as follows:

	Nine months ended
	February 28,	February 29,
	2009	2008
Professional services	$8,442,104	$7,056,217
Sales of products	2,149,254	995,808
Membership fees	2,131,415	484,032
Tuitions	1,273,246	512,230

Total	$13,996,019	$9,048,287

NOTE 13 - STOCK OPTIONS

In July 2008, the Board of Directors of the Company authorized the issuance of 50,000 shares of stock options to one of its independent directors. The options vest over a three year period, with one-third vesting on each of the grant date, and the first and second anniversaries of the grant date. The option is exercisable for five years from the date of grant.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: Expected life 5 years, expected volatility 100%, dividend yield 0%, risk free interest rate 3.91% and the exercise price of $1.47. The Company determined its expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk –free interest rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value per share of the 50,000 options is $1.12 per share at the grant date. All the options granted have exercise price equal to the market price and they have no intrinsic value at the grant date.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(UNAUDITED)

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of May 31, 2008	-	-	-
Granted	50,000	$1.47	$-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of February 28, 2009	50,000	$1.47	$-

Stock compensation expense recognized for the period is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options.

All the options granted have no intrinsic value at February 28, 2009. As of February 28, 2009, the Company has 16,667 outstanding vested stock options, with an exercise price above market, are excluded from the Company’s diluted computation.

NOTE 14 - STOCKHOLDERS’ EQUITY

A. Issuance of Common Stock

On April 11, 2008, in connection with the share exchange discussed in detail under NOTE 1, the Company issued an aggregate of 10,725,000 shares of our common stock to the Wealthlink Shareholders.  Additionally, the CEO Mr. Liu Tong acquired 2,575,000 shares from former stockholders in connection with the share exchange transaction. Further, in consideration of services provided to the Company in association with the consummation of these transactions, an aggregate of 1,275,000 shares were issued to the placement agent. Additionally, on April 11, 2008, SOKO sold in the aggregate, 2,000,000 shares of its common stock to certain accredited investors, at a purchase price of $1.00 per share. The Company received net proceeds of $1,027,500 in connection with this private placement after the reduction of $140, 000 in legal and $832,500 other issuance expenses. As of February 28, 2009, there were 17,000,000 shares of common stock issued and outstanding.

B. Warrants

With the warrants attached to the stocks sold in the private placement, the investors are entitled to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $1.25 per share. All these warrants are exercisable for three years from the effective date of registration statement. Moreover, the placement agent is entitled to purchase an aggregate of 160,000 shares of common stock at an exercise price of $1.25 per share. All these warrants are exercisable for three years from the issuance date April 11, 2008. In accordance with EITF 00-19, the warrants are classified in the equity section as an offset to additional paid-in capital.

The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 100%, risk free interest rate 3.850% and expected term of 3 years for warrants to placement agent and 3 years for warrants to investors.

Following is a summary of the status of warrants outstanding as of February 28, 2009:

Outstanding Warrants

Exercise Price	Number	Remaining Life	Fair Value
1.25	2,000,000	2.17	$1,184,628
1.25	160,000	2.17	$94,770
Total	2,160,000		$1,279,398

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(UNAUDITED)

NOTE 15 - RELATED TRANSACTIONS

1) Three of our subsidiaries rent their premises from Mr. Tong Liu, our Chairman and CEO. Mr. Liu has leased the following stores to the Company pursuant to the terms of binding written lease agreements containing terms no less favorable to the Company than the Company could have negotiated in an arm’s length transaction with a motivated landlord, including substantially the following terms:

i	Harbin Daoli Queen Demonstration Beauty Parlor: 5-year lease from January 1, 2007 through December 31, 2011 for $47,300 per year.

ii	Harbin Queen Beauty Demonstration Center: 5-year lease from January 1, 2007 through December 312011 for $20,300 per year.

iii	Harbin Queen headquarters office: 10-year lease from January 1, 2009 through December 31, 2018for $73,212 per year.

2) Pursuit to the Securities Purchase Agreement dated April 11, 2008 (See note 1), the Company's chief executive officer, Mr. Tong Liu, deposited his own 2,000,000 shares of common stocks in an escrow account, which shares would be disbursed to the security purchasers if the following performance criteria had not been achieved:

i.
Fiscal Year 2008 Performance Threshold means the target amounts of (a) $4.5 million for the Company’s audited Net Income for the fiscal year ended May 31, 2008 and (b) $0.26 per share for the Company’s audited Net Income per share, calculated by using 17 million shares outstanding, which should be constant and fixed regardless of the actual number of shares outstanding. The fiscal year 2008 performance threshold was achieved as of May 31, 2008. No shares has been disbursed.

ii.
Fiscal Year 2009 Performance Threshold means the target amounts of (a) $6 million for the Company’s audited Net Income for the fiscal year ended May 31, 2009 and (b) $0.30 per share for the Company’s audited Net Income per share, calculated by using 20 million shares outstanding, which should be constant and fixed regardless of the actual number of shares outstanding.

Based on the formula described in the escrow agreement, the company must disburse all of the shares if fifty-four percent (54%) of the criteria is not achieved, and a decreasing amount of shares for certain criteria achieved above the fifty-four percent (54%) threshold.

NOTE 16.  EARNINGS PER SHARE

Earnings per share for the period ended February 28, 2009 and February 29, 2008  is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(UNAUDITED)

The following demonstrates the calculation for earnings per share for the nine months ended February 28, 2009 and February 29, 2008:

	Nine Months Ended
	February 28, 2009	February 29, 2008
Basic and diluted earning per share
Net income	$5,175,220	$3,464,687

Weighted average common share outstanding
Basic	17,000,000	10,725,000
Diluted	17,000,000	10,725,000

Earnings per share
Basic	$0.30	$0.32
Diluted	$0.30	$0.32

At February 28, 2009 and February 29,2008, the Company had outstanding warrants of  2,160,000 and -0-, outstanding option of 50,000 and -0-,  respectively. As of February 28, 2009, the warrant and option are anti-dilutive because the exercise prices are higher than market price. They are not included in diluted weighted average shares calculation.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

1) Commitments

i.
The Company leases offices and fitness facilities under non-cancellable operating leases. The Company recognizes rent expense on a straight-line basis over the term of the lease in accordance to SFAS No.13 “Accounting for Leases.” The Company has entered into eleven tenancy agreements for the lease of the premises.

The Company’s commitments for minimum rental payments under these lease agreements are as follows:

As of February 28
2010	$770,500
2011	838,194
2012	847,795
2013	785,714
2014	696,483
2015	612,401
2016	624,153
2017	641,555
2018	534,359
2019	229,010

Total	$6,580,164

Rent expense for the nine months ended February 28, 2009 and February 29, 2008 was $501,882 and $182,228, respectively.

ii.
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

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(UNAUDITED)

2) Contingencies

The Registration Rights Agreement between the Company and security purchaser provides for liquidated damages to the extent that the Company does not attain certain milestones within specified time frames. Specifically, if the Company had failed to file a registration statement within 60 calendar days after the Closing (a milestone which was met by the Company), or in the event that it fails to file a pre-effective amendment and otherwise respond in writing to comments made by the Commission in respect of such Registration Statement within 10 Trading Days after the receipt of comments by or notice from the Commission that such amendment is required in order for such Registration Statement to be declared effective, or registration statement is not declared effective within 180 calendar days after the Closing, or in the event that such Registration Statement ceases for any reason to remain continuously effective as to all Registrable Securities included in such Registration Statement, or the Holders are otherwise not permitted to utilize the Prospectus therein to resell such Registrable Securities, for more than 10 consecutive calendar days or more than an aggregate of 30 calendar days during any 12-month period (which need not be consecutive calendar days), liquidated damages amounting to approximately $20,000 per month would have been payable to purchasers, and such liquidated damages are payable for each 30 calendar day period on a daily pro-rata for any portion of a month prior to cure of an event. The maximum amount of liquidation damage payable to security purchaser is $200,000. As first round comment letter dated July 8, 2008, which was responded to SEC by September 5, 2008, liquidated damages for the delay amounting to approximately $28,810 has been accrued in the first quarter of fiscal year 2009. At that time, the estimate effective date of the registration statement was November 20, 2008; we accrued registration payment approximately $26,800 for late effectiveness. In second quarter, our estimated response to second round comment  dated October 11, 2008 was around January 15, 2009, additional $56,950 liquidation damage had been accrued for late response, also our estimated effective date of the registration statement was to be February 20, 2008; the estimated penalty approximately $40,200 for additional delay had been accrued. In the third quarter, the response to second round comment was sent out on February, 17, 2009, one month later than the previous estimation and the estimated effective date will be April 30, 2009. The liquidation damage and registration payment liability reaches the maximum amount $200,000 as of February 28, 2009.

NOTE 18 - RESTATEMENT

We have restated the consolidated financial statements for the year ended May 31 2008 for the following reasons:

The non-refundable membership fee previously was recognized when it was collected. Based on Staff Accounting Bulletin (“SAB”) 104, the Company revised its revenue recognition of non-refundable membership fee and non-refundable membership fee is recognized on a straight-line basis of estimated membership life.

The warrants to investors were classified as liability and after further review of EITF 00-19 and all the facts and circumstances associated with the issuance of the warrants to the investors, the warrants do not meet the criteria to classify to liability.  The Company has reclassified the warrants as equity in the financial statements.

The number of warrants issued to placement agent has been revised according to the warrant agreement.

Net proceeds received from financing have been allocated accordingly to the fair value of common stocks and warrants issued during the financing.

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

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(UNAUDITED)

The impact of this restatement on the financial statements as originally reported as of May 31, 2008 is summarized below:

	May 31, 2008
	As Reported	As Restated
Property, plant and equipment, net	$12,788,203	$12,782,918
Goodwill	1,348,359	1,505,710
Total Assets	21,163,706	21,315,772
Unearned revenue	445,684	514,965
Warrant liability	1,184,628	-
Minority Interest	363,277	329,304
Additional paid-in capital	1,142,854	1,875,439
Additional paid-in capital - Warrants	-	288,640
Accumulated other comprehensive income	1,619,373	1,625,829
Retained earnings	12,642,130	12,757,564
Total Liabilities and Stockholders' Equity	21,163,706	21,315,772

Net sales	13,736,788	13,963,130
Cost of sales	4,028,853	4,119,490
Selling, General and administrative expenses	4,285,123	4,327,700
Other expenses	143,541	10,327
Minority interest	(2,426)	108,481
Net income	$5,160,496	$5,275,930

Net income per common share
Basic	$0.30	$0.45
Diluted	$0.25	$0.44

Weighted average common share outstanding
Basic	17,000,000	11,601,781
Diluted	20,360,000	11,903,589

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations relates to the period ended February 28, 2009 and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

Overview

We are in the business of operating distinctive destination centers that offer professional fitness, beauty salon and spa services in China. Our beauty salons provide services that include, but are not limited to, skincare, hair dressing, manicure, pedicure, body care, massage, and weight loss therapy. We currently maintain more than 12,900 fitness memberships and 19,400 beauty and spa memberships within two fitness clubs and nine spas located in the northeast region of China.  We have one beauty school in Harbin, PRC.  Our goal is to provide programs, services, and products that are uniquely combined with exercise, education, and nutrition to assist our members with achieving fitness and beauty goals that may help them achieve a richer lifestyle.

For the first nine months of fiscal 2009, our beauty and spa operations, which include professional services and sales of products, accounted for about 75.7% of our revenue, fitness membership fees accounted for about 15.2% of our revenue, and tuition and other beauty school related activities accounted for the remaining 9.1% of our revenue. We believe that this revenue breakdown will continue in the future. We generally open our facilities to members 12 hours a day, 7 days a week.  Currently, our members average more than 23,000 visits per month at the SOKO Fitness Center, 10,000 visits per month at the Letian Yoga Fitness Center and an aggregate of 13,500 visits per month at our spas.   During the holiday season we experienced a decrease in the average visits per month at our facilities.  This decrease was offset by an increase in our product sales and, as a result, did not negatively impact our revenue for the quarter.

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

SOKO FITNESS & SPA GROUP, INC
WEALTHLINK CO., LTD.
HARBIN MEGE UNION BEAUTY MANAGEMENT LTD.* (Legend Spa)
Harbin Huang Emperor & Golden Gym Club Co., Ltd. (SOKO Fitness)
Harbin Queen Beauty Demonstration Center (Daowai Spa)
Harbin Queen Beauty Vocational Skill Training School
Harbin Daoli Queen Demonstration Beauty Parlor (Daoli Spa)
Harbin SOKO Spa
Shenyang Queen Beauty Demonstration Co. Ltd. (Shenyang Queen Beauty Spa)
Shenyang Letian Yoga Fitness Center (51%) (Yoga Wave Spa)
Harbin Tai Ai Beauty Co. Ltd. (Lea Spa)
Harbin Xinyang Spa
Harbin Queen Beauty Demonstration Center Nangang Branch (Nangang Spa)
Harbin Queen Beauty Demonstration Center Xuanhua Branch (Xuanhua Spa)

*	The entities connected to Mege Union by the dotted lines above are collectively known as the "Queen Group" and are the variable interest entity associated with Mege Union.

Harbin Xinyang Spa began offering members limited beauty services on December 1, 2008.  This spa officially opened, providing a full range of products and services to its members on April 1, 2009.  This spa currently has more than 500 members.

Results of Operations for the Three Months Ended February 28, 2009 and February 29, 2008

	February 28, 2009 USD	February 29, 2008 USD	Change
Net Sales
Beauty and Spa	$4,010,676	$2,868,226	$1,142,450
Professional Services	$2,578,572	$2,582,335	$(3,763)
Product Sales	$1,432,104	$285,891	$1,146,213
Fitness and Yoga	$705,051	$300,545	$404,506
Tuition and Beauty School Related	$395,133	$424,580	$(29,842)

Revenue	$5,110,861	$3,593,350	$1,517,511

Cost of Sales	$(1,807,084)	$(1,347,769)	$(459,315)
Gross Profit	$3,303,777	$2,245,581	$1,058,196

Operating Expenses	$1,438,622	$810,904	$627,718

Income Tax Provision	$28,537	$4,915	$23,622

Net Income	$1,855,474	$1,433,961	$421,513

Revenues:

Revenues for the three months ended February 28, 2009 increased by approximately $$1.5 million or 42% to $5.1 million as compared to $3.6 million for the three months ended February 29, 2008. Our sales growth was driven by increasing sales from our existing members and our continued efforts to develop new, and expand existing, facilities.  The sales from our more mature facilities were about $4.9 million while the sales from the facilities we opened in the third quarter of fiscal 2009 were about $0.2 million.

Compared to the same quarter of the prior year period, beauty and spa revenues increased by 40%, driven primarily by the opening of new facilities during the period. Fitness and yoga membership fee revenues increased by 135%, mainly as a result of the acquisition of a majority interest in Letian in March 2008.  Letian contributed about 52% to our fitness and spa revenue for the third quarter of fiscal 2009.

Gross Profit:

We achieved gross profits of $3.3 million for the three months ended February 28, 2009, compared to $2.2 million for the same quarter of previous year, representing a 47% quarter to quarter increase. Our overall gross profit margin as a percentage of revenue was 64.6% for the three months ended February 28, 2009, compared to 62.5% for the previous year.  The increase in our gross profit margin period over period was mainly driven by the lower cost of our products related to volume purchases.

Operating Expenses:

Operating expenses consisted of selling, general and administrative expenses and increased by approximately $0.6 million to $1.4 million for the three months ended February 28, 2009 from $0.8 million for the same quarter of previous year. This represented an increase from 22.6% to 28.2% of our revenue. This increase in selling, general and administrative expenses is mainly driven by the high cost of being a public company and building the management teams for our new facilities.

Net Income:

Net income for the three months ended February 28, 2009 increased by approximately $0.42 million to $1.85 million as compared to $1.43 million for the prior year period. The quarter to quarter net income increase of 29% was mainly driven by an increase in beauty and spa related revenues.

Income Tax Provision:

Our provisions for income taxes for the quarter ended February 28, 2009 and February 29, 2008 were $28,537 and $4,915, respectively.  The major difference of income tax between the year to year periods derived from taxable income increase in Queen Group.

Queen Group consists of five individually-owned sole proprietorships that, under Chinese law, are generally exempt from paying corporate level income taxes unless they are assessed by the local authority otherwise. As of February 28, 2009, two of the Queen Group entities were assessed by their local tax authority to be subject to a fixed-rate income tax. Under the fixed-rate income tax system, generally 10% of the annual gross revenues from each entity are deemed Taxable Net Income ("TNI") for income tax purpose, without giving consideration to costs and operating expenses. Income tax is then levied at 27% of the TNI.

Mege Union is also subject to the same fixed-rate income tax as the two Queen Group entities, while Harbin Tai Ai’s income tax is currently levied at 20% of its TNI, as determined by the same fixed-rate system.

Letian is subject to a 25% income tax rate on all of its net income.

Results of Operations for the Nine Months Ended February 28, 2009 and February 29, 2008

	February 28, 2009 USD	February 29, 2008 USD	Change
Net Sales
Beauty and Spa	$10,591,358	$8,052,025	$2,539,333
Professional Services	$8,442,104	$7,056,217	$1,385,887
Product Sales	$2,149,254	$995,808	$1,153,446
Fitness and Yoga	$2,131,415	$484,032	$1,647,383
Tuition and Beauty School Related	$1,273,246	$512,230	$761,016

Revenue	$13,996,019	$9,048,287	$4,947,732

Cost of Sales	$(4,822,521)	$(3,330,316)	$(1,492,205)
Gross Profit	$9,173,498	$5,717,971	$3,455,527

Operating Expenses	$3,839,238	$2,251,863	$1,587,375

Income Tax Provision	$79,974	$7,675	$72,299

Net Income	$5,175,220	$3,464,687	$1,710,533

Revenues:

Revenues for the nine months ended February 28, 2009 increased by approximately $4.95 million or 55% to $14 million as compared to $9.05 million for the nine months ended February 29, 2008. Our sales growth was driven by increases in our memberships and the opening of several new facilities during the year.  The sales from our more mature facilities were about $11.4 million while the sales from the facilities we opened during the first nine months of fiscal 2009 were about $2.6 million.

Compared to the same period of the prior year period, beauty and spa revenues increased by 31.5%, driven primarily by the opening of three new spas. Fitness and yoga revenues increased by 340%, driven primarily by the acquisition of a majority interest in Letian in March 2008.  Letian's activities contributed about 46% of our overall revenue in this segment for the first nine months of fiscal 2009.

Gross Profit:

We achieved gross profits of $9.2 million for the nine months ended February 28, 2009, compared to $5.7 million for the corresponding period of the previous year, representing a 60.4% period to period increase. Our overall gross profit margin as a percentage of revenue was 65.5% for the nine months ended February 28, 2009, compared to 63.2% for the prior year period.  The increase in our gross profit margin period over period was mainly driven by the lower cost of our products related to volume purchases.

Operating Expenses:

Operating expenses consisted of selling, general and administrative expenses and [increased] by approximately $1.59 million to $3.84 million for the nine months ended February 28, 2009 from $2.25 million for the corresponding prior year period. This represented an increase from 24.9% to 27.4% of our revenue. This increase in selling, general and administrative expenses is mainly driven by the high cost of being a public cost and building the management teams for our new facilities.

Net Income:

Net income for the nine months ended February 28, 2009 increased by approximately $1.7 million to $5.2 million as compared to $3.5 million for the previous year period. The period to period net income increase of 49% was mainly attributable to an increase in beauty and spa related revenues.

Income Tax Provision:

Our provisions for income taxes for the nine months ended February 28, 2009 and February 29, 2008 were $79,947 and $7,675, respectively.  The major difference of income tax between the two periods derived from taxable income increase in Queen Group.

Queen Group consists of five individually-owned sole proprietorships that, under Chinese law, are generally exempt from paying corporate level income taxes unless they are assessed by the local authority otherwise. As of February 28, 2009, two of the Queen Group entities were assessed by their local tax authority to be subject to a fixed-rate income tax. Under the fixed-rate income tax system, generally 10% of the annual gross revenues from each entity are deemed TNI for income tax purpose, without giving consideration to costs and operating expenses. Income tax is then levied at 27% of the TNI.

Mege Union is also subject to the same fixed-rate income tax as the two Queen Group entities, while Harbin Tai Ai’s income tax is currently levied at 20% of its TNI, as determined by the same fixed-rate system.

Letian is subject to a 25% income tax rate on all of its net income.

Liquidity and Capital Resources

	Nine Months Ended
	February 28, 2009	February 29, 2008
Cash provided by (used in):
Operating Activities	$6,172,722	$1,517,835
Investing Activities	$(6,559,852)	$(3,453,619)
Financing Activities	$(393,010)	$2,968,642

Operations

Cash provided by operating activities totaled $6.17 million for the nine months ended February 28, 2009 as compared to $1.52 million used in the same period of previous year. The increase in our cash provided by operations is due to the increase in our net income and advances from our customers, offsetting increases in our prepayments of rent and amounts due to vendors.

Investments

We invested $6.6 million in fixed assets and construction in process for the nine months ended February 28, 2009 as compared to $3.5 million in the same period of previous year. The investments are a part of our development plan which includes the leasehold improvement of our existing stores, relocating the Kunlun spa to its new location in Xuanhua at the end of the second quarter and construction of new facilities.  We invested $2.57 million in fixed assets (including new equipment and office furniture purchases) during the third quarter of fiscal year 2009.  We opened Shenyang Queen Legend Spa and began providing limited beauty services at Xinyang Spa in the third quarter of fiscal 2009.

Financing

We made repayments to short-term loans of $2.5 million in cash and entered into a new loan in the amount of $2.2 million for the nine months ended February 28, 2009.

	As of
	February 28,	May 31,
	2009	2008
a) Loan payable to an unrelated bank one year term from February 29,2008 to January 29, 2009 at a fixed interest rate of 0.62% per month,	$-	$1,729,107

b) Loan payable to an unrelated bank one year term from November 21, 2008 to November 20, 2009 at a fixed interest rate of 0.4995% per month,	1,023,426	-

c) Loan payable to an unrelated party one year term from October 23, 2007 to October 28, 2008 at a fixed interest payment of RMB4,000 per quarter This loan was extended to December 7, 2008 at a fixed interest rate of 2% per month	-	288,184

d) Loan payable to a related party one year term from April 1, 2008 to March 31, 2009 free of interest	-	529,953

e) Loan payable to an unrelated bank 11 month term from January 5, 2009 to November 20, 2009 at a fixed interest rate of 0.4995% per month	1,169,630	-

Total	$2,193,056	$2,547,244

Interest expense paid for the above short term loans totaled $98,342 and $0 for the nine months ended February 28, 2009 and February 29, 2008, respectively.  The currently outstanding loan from an unrelated bank is secured by a building owned by Queen Group.

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

Inventories

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchases and supplies for providing the beauty treatment. No allowance for inventories was considered necessary for the period of three months ended February 28, 2009.

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

For the nine months ended February 28, 2009 and year ended May 31, 2008, the Company had total accumulated costs involved with construction in progress of approximately $3.0 million and $3.7 million, respectively. We have plans to renovate present facilities and open new facilities using existing cash flow from operations.

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rate of exchange quoted by the People’s Bank of China at May 31, 2008 was US$1.00 = RMB6.94 and at February 28, 2009 was US$1.00 = RMB6.8398. The weighted average translation rate of US$1.00 = RMB6.8138 was applied to the Company's nine months income statement for the period ended February 28, 2009.

Recent Accounting Pronouncements

In December 2007, FASB issued FAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. FAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the potential impact that adoption of FAS No. 160 may have on our financial statements.

In December 2007, FASB issued FAS No. 141(R), "Business Combinations," which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited.  We are currently assessing the potential impact that adoption of FAS No. 141R may have on our financial statements

In March 2008, FASB issued FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133," which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under FAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” Staff Position FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, Staff Position FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  Staff Position FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited.  We are currently assessing the potential impact that adoption of Staff Position FAS 142-3 may have on our financial statements.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Staff Position EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  Staff Position EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.   It also requires that all prior-period EPS data be adjusted retrospectively.  Early application of Staff Position EITF 03-6-1 is prohibited.  We are currently assessing the potential impact that adoption of Staff Position EITF 03-6-1 may have on our financial statements.

Taxes

1)           Corporate Income Tax

The Company is a Delaware corporation and conducts all of its business through Mege Union and Queen Group, both Chinese subsidiaries. All business is conducted in PRC.

Queen Group consists of five individually-owned sole proprietorships that, under Chinese law, are generally exempt from paying corporate level income taxes unless they are assessed by the local authority otherwise. As of February 28, 2009, two of the Queen Group entities were assessed by their local tax authority to be subject to a fixed-rate income tax. Under the fixed-rate income tax system, generally 10% of the annual gross revenues from each entity are deemed TNI for income tax purpose, without giving consideration to costs and operating expenses. Income tax is then levied at 27% of the TNI.

Mege Union is also subject to the same fixed-rate income tax as the two Queen Group entities, while Harbin Tai Ai’s income tax is currently levied at 20% of its TNI, as determined by the same fixed-rate system.

Letian is subject to a 25% income tax rate on all of its net income.

Our provisions for income taxes for the nine months ended February 28, 2009 and February 29, 2008 were $79,974 and $7,675, respectively.

2)           Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union.   Harbin Huang Emperor & Golden Gym Club and Letian are subject to sales tax equal to 3% of actual revenue.  All of our other subsidiaries is subject to sales tax equal to 5% of governmental pre-determined, fixed revenue.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates, however, we believe those risks to be not material in relation to our operations. We do not have any derivative financial instruments.

Interest Rate Risk

As of February 28, 2009, we held no money market securities or short term available for sale marketable securities. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

Item 4(T).    Controls and Procedures

Disclosure Controls and Procedures

As of February 28, 2009, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Tong Liu, our Chief Executive Officer, and Xia Yu, our Chief Financial Officer.  Based upon that evaluation, Mr. Liu and Ms. Yu concluded that, although no significant deficiencies or material weaknesses have been found in our disclosure controls and procedures, additional controls and procedures are required to improve our recordkeeping systems to ensure timely and effective reporting of information and our disclosure controls and procedures are, therefore, not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K/A for the year ended May 31, 2008, as amended.

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

SOKO Fitness & Spa Group, Inc.

April 14, 2009	By:	/s/ Tong Liu
Tong Liu Chief Executive Officer (Principal Executive Officer)

April 14, 2009	By:	/s/ Xia Yu
Xia Yu Chief Financial Officer (Principal Financial and Accounting Officer)