Form 10-K/A
period 2008-05-31
SOKO FITNESS & SPA GROUP, INC.
filed 2009-07-30
CIK 1355835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 2 )

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

PART I

In this Annual Report on Form 10-K, we will refer to SOKO Fitness & Spa Group, Inc., a Delaware corporation, as "SOKO," "our company," "we," "us," and "our" and includes our subsidiary Wealthlink Co., Ltd. ("Wealthlink"), its wholly-owned subsidiary, Harbin Mege Union Beauty Management Ltd. ("Mege Union") and Mege Union's variable interest entity, Queen Group (as defined below).  The Queen Group is defined to include Harbin Daoli Queen Demonstration Beauty Parlor, Harbin Huang Emperor & Golden Gym Club Co. Ltd., Harbin Queen Beauty Demonstration Center (consisting of three facilities: the Daowai Spa and two branches, the Harbin Queen Beauty Demonstration Center Nangang Branch and Harbin Queen Beauty Demonstration Center Kunlun Branch ) and Harbin Queen Beauty Vocational Skill Training School.

Item 1.  Business.

Corporate History

SOKO was incorporated as a Delaware corporation on September 9, 2004 under the name American Business Holdings, Inc. as a holding vehicle to own and control a textile and plastic packaging company in Central and East Africa. On September 12, 2004, the company completed a transaction in which it purchased all of the outstanding membership shares in Tissakin Ltd., a Democratic Republic of Congo Corporation (" Tissakin "), so that Tissakin became our wholly owned subsidiary. Through Tissakin, the company was a manufacturer of bags for packaging agricultural products in the Democratic Republic of Congo.

On April 11, 2008 (the “Closing Date”), we entered into a Share Exchange Agreement with Wealthlink and the shareholders of Wealthlink (the "Wealthlink Shareholders") pursuant to which we issued 10,725,000 shares of common stock of the Company to the Wealthlink Shareholders, including Mr. Tong Liu, our current Chairman of the Board and Chief Executive Officer, in exchange for all of the outstanding shares of common stock of Wealthlink and a cash payment of $625,000, which was concurrently paid to certain original SOKO shareholders . Additionally, on the Closing Date, Mr. Tong Liu, our current Chairman of the Board and Chief Executive Officer, entered into Securities Purchase Agreements with each of Syed Idris Husain, then director of the company, and certain other SOKO shareholders pursuant to which Mr. Liu purchased 1,000,000 shares of common stock from Mr. Husain and an aggregate of 1,575,000 shares of common stock from certain other original shareholders of the company for a total aggregate purchase price of $400,000.  These transactions are collectively referred to as the "share exchange."

Also, on the Closing Date, immediately prior to and as a condition to the completion of the share exchange, the company entered into a Stock Purchase Agreement with each of Syed Irfan Husain, the Company’s then President and Chief Executive Officer, Syed Idris Husain, and Verifica International, Ltd. (collectively, the “Buyers”).  Pursuant to this agreement, the Buyers purchased all issued and outstanding shares of Tissakin in consideration of 79,000,000 shares of common stock of the company owned by the Buyers.

In consideration for structuring the share exchange with Wealthlink, we agreed to compensate E-Tech International, Inc. with (i) a retainer of $20,000 and (ii) shares of our common stock equal to two percent (2%) of total number of shares outstanding after the stock exchange transaction with Wealthlink and the placement of the Financing (as defined below) (340,000 shares). Further, in consideration of services provided to the Company in association with the consummation of the foregoing transactions, an aggregate of 935,000 shares were issued to several other advisors in lieu of cash compensation, totaling the number of shares issued to the advisors in connection with the foregoing transactions to 1,275,000 shares of our common stock.

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

•
The company issued an additional 10,725,000 shares to Wealthlink Shareholders , including Mr. Liu; as a result , upon consummation of the reverse merger and the acquisition of the 2,575,000 shares of our common stock by Mr. Liu from certain original shareholders of the company, Wealthlink Shareholders (including Mr. Liu) hold an aggregate of 13,300,000 shares of our common stock;

•	The company issued an aggregate of 1,275,000 shares to several advisors of the company for structuring the share exchange ;

•	The Purchasers acquired 2,000,000 shares and warrants to purchase up to an additional 2,000,000 shares;

•	The company cancelled 65,000,000 shares; and

•	E-Tech Securities Inc. was issued a warrant to purchase up to 160,000 shares.

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

SOKO currently holds all of the issued and outstanding capital of Wealthlink, which holds all of the issued and outstanding capital of Mege Union.  SOKO and Wealthlink are holding corporations and do not conduct any operations.  As of May 31, 2008, Mege Union directly operated one facility and otherwise conducted its business through one majority (51%) owned operating subsidiary as well as through an association with four individually-owned sole proprietorships (one of which has two additional branches) comprising the variable interest entity known as the Queen Group.  Each of the entities that comprise the Queen Group is owned independently by our Chairman, Mr. Liu.  Our affiliation with the Queen Group is managed through several exclusive agreements between the Company and each Queen Group’s entity.  As a result of our arrangements with these entities, we effectively control each of the Queen Group entities and, through them, we operate successful salons and a fitness center.  The following is a complete list of the facilities operated by Mege Union as of May 31, 2008, together with their recognized facility name and relationship to Mege Union:

Legal Name of Entity	Commercial Name	Ownership
Harbin Mege Union Beauty Management Ltd.	Legend Spa	Owned 100% by Wealthlink
Shenyang Letian Yoga Fitness Center	Yoga Wave	Owned 51% by Mege Union and 49% by an unaffiliated third party
Harbin Huang Emperor & Golden Gym Club Co., Ltd.	SOKO Fitness	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between entity and Mege Union
Harbin Queen Beauty Demonstration Center ("Harbin Demonstration Center")	Daowai Spa	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between entity and Mege Union
Harbin Queen Beauty Demonstration Center Nangang Branch	Nangang Spa	A branch of Harbin Demonstration Center and as such part of Queen Group
Harbin Queen Beauty Demonstration Center Kunlun Branch	Kunlun Spa	A branch of Harbin Demonstration Center and as such part of Queen Group
Harbin Daoli Queen Demonstration Beauty Parlor	Daoli Spa	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between entity and Mege Union
Harbin Queen Beauty Vocational Skill Training School	(same as legal name)	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between entity and Mege Union

We started our existing operations as a single beauty salon & spa in Harbin City, Heilongjiang Province, China. Through 15 years of dedicated efforts, we have grown five times in terms of the number of facilities and those facilities have become the distinctive destinations.

Our Business

We are in the business of operating distinctive destination centers that offer professional fitness, beauty salon & spa services in China. Our beauty salons provide services that include, but are not limited to, skincare, hair dressing, manicure, pedicure, body care, massage, and weight loss therapy.  As of May 31, 2008, we maintained approximately 10,000 fitness and yoga memberships and approximately 10,000 beauty salon & spa memberships within two fitness and yoga clubs and six beauty salon & spa facilities located in the northeast region of China.  We have one beauty school in Harbin, Heilongjiang Province, China. Our goal is to provide programs, services, and products that are uniquely combined with exercise, education, and nutrition to assist our members with achieving fitness and beauty goals that may help them achieve a richer lifestyle.

We have established a marketing department which constantly conducts in depth market research by, conducting customer surveys and analyzing competitors, market trends, fitness and beauty trends, sports participation statistics and sports and beauty demographics.

Today ,urban residents of large and medium-sized Chinese cities spend more time and money in health and fitness clubs, to balance their work lives, seeking a scientific and customized recipe for their physical fitness. For many individuals, the most important thing in working out is to do exercises more scientifically and healthily.  According to a report on China Business Guide, a program on China Central Television, the average people in Beijing spend more than $100 for fitness every year. Our internal statistics show that our fitness club members spend more than US$700 per year. Because the fast expansion of urban middle class population and continuous economics growth in China will provide the fitness industry a sustainable growth for a foreseeable future.

The growth potential in our key markets in Harbin and Shenyang is substantial.  According to the latest Asian Academy for Sports and Fitness Professionals ("AASFP") China Fitness Club Industry Report from November 30, 2007 ("2007 AASFP Report") as of November 30, 2007, there were 2524 fitness clubs in the 61 largest cities in China, which is equal to the number of fitness clubs in New York, Chicago and Miami alone.  According to the 2007 AASFP Report, Harbin has a population of about ten million, with 49,500 individuals currently being served in 42 fitness centers, resulting in a membership penetration rate (the proportion of the fitness club members to the local population) of 0.5%, which currently make it the 17th largest fitness market in China.  Shenyang has a population of about thirteen million, with 61,500 individuals currently being served in 45 fitness centers, resulting in a membership penetration rate of 0.87% and making it currently the 13th largest fitness market in China.  In comparison, in the USA, according to the IHRS statistics, approximately 16% of the population are members of a fitness club. We currently operate one fitness center in Harbin and one fitness center in Shenyang, with an aggregate of approximately 10,000 members.  Based on the statistics provided in the 2007 AASFP Report, in Harbin and Shenyang, SOKO currently has market shares of approximately 16% and 6.5%, respectively.

Although Harbin and Shenyang are deemed to be second tier cities, we see more opportunities for our company here than in other cities in China as we experience less competition while the residents of Harbin and Shenyang experience similar growth of their personal wealth as residents in first tier cities. With respect to the beauty salon & spa market, SOKO's own extensive market research by its marketing department shows that in its primary market, Harbin, SOKO has a market share of approximately 25-30% of the overall market, with a market share of about 50% of high end spas.  SOKO is the only multi-spa owner in the Northeast region of China. We face challenge of pricing war from our competitors. Facing such challenge, SOKO will continue its current strategy of focusing on high-end customers by maintaining our quality of services and continuing promoting our brand name to maintain our membership loyalty. SOKO promote concept of total wellness rather a simple fitness, which seeks balance of nutrition, exercises and way of living.  Currently, about 85% of our fitness club members renew their contracts and about 90% of our beauty salon customers return and book additional treatments.

Although the fitness and beauty markets are fast developing in China, such market faces certain problems. In China, the markets for fitness clubs and spas are currently not segmented. While in the US different clubs position themselves based on their target group (such as material status, customer gender, age, social status, pricing, etc.), in China currently most fitness clubs and beauty salons & spas only compete on pricing.  SOKO, however, believes that market segmentation similar to the segmentation in the US will be the future. The majority of customers of fitness clubs and beauty spas in China are well educated middle class residents with substantial disposable income seeking to show their social status. As such they have developed certain tastes and various demands and focus on building a certain life style. In order to succeed we therefore must analyze their demands carefully and position ourselves accordingly.  As the market will become more and more segmented, to gain considerable return in such segmented market will become more difficult and will result slower development for our brand.

As the market entry costs are relatively low and new clubs can attract considerable customers by massive advertising before opening, SOKO faces competition from new competitors. However, as the expectations of the customers are very high. due to a lack of customer service, meeting the demands of the customers and lack of managerial skills, many customers become disappointed and choose to leave such new competitors. As a result, many new clubs leave the market after one to two years. In order to maintain its customer base and attract new customers, we always improve our services and engage in extensive market research to find out more about our customer needs, demands and trends.

SOKO sees loyal customers as long term investment, whose value is increasing over years.  While many competitors may be willing to enter into a price war, SOKO positions itself as a high end club that would enter into such as a decrease of membership fees and spa treatment fees for new customers such would alienate our existing customers. We rather work on building our brand image and recognition as a high end club that offers outstanding services and facilities and fulfils our customers growing demands.  Although SOKO’s membership fees are not cheap on average in markets where we operate, one of our main focuses is improving customer experience by constantly adding new facilities, equipment, courses and treatments. Surveys of our marketing department show that our customers appreciate our constant increase of more quality services.

The beauty and spa industry in China is the fifth fastest-growing industry besides real estate, automobile, computer and electronics, and tourism. According to the 2008 China Beauty Industry Annual Report ("2008 Beauty Report), China’s beauty and spa market has a growth rate of 15% and the total revenue reaches 180 billion RMB. The total revenue for this market is expected to be approximately 300 billion RMB. The 2008 Beauty Report may be found at http://www.chinaccm.com/48/4808/480804/news/20080625/150732.asp.

SOKO has been in the beauty and spa industry more than 15 years. SOKO is a leading role in the Harbin’s beauty and spa industry and dominates the mid-high end market.  Based on the marketing research of our marketing department, at May 31, 2008, in Harbin we had a market share of about 60% and served approximately 10,000 customers while our next largest competitor only served about 1,500 customers.

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

Our services and products are tailored to high end customers who appreciate quality, personal service from trained professionals. This customer base, coupled with the growing demand for health and fitness facilities in China has positively impacted our revenues, irrespective of the recent slowdown in China's economy. We do not anticipate that our business will be materially negatively impacted by the current economic conditions in the region. However, in the event that economic conditions continue to deteriorate, our business may be affected.

Subsequent to the end of the year, Mege Union acquired 100% of the interest of Harbin Tai Ai Beauty Co. Ltd. (Lea Spa), located in the Sofitel Wanda Harbin Hotel in Harbin, China for RMB8,000,000 (equivalent to US$1,124,938 at signing).  As a result, Lea Spa is a direct subsidiary of Mege Union engaged in the business of owning and operating a full service spa facility.  We plan to continue to expand our brand through the establishment of additional directly owned subsidiaries of Mege Union and strategic acquisitions in our target market.

Through more than 15 years of dedicated efforts, we have grown significantly in terms of the number of facilities we operate and our facilities have become distinctive destinations.  At the end of fiscal 2008, we had approximately 10,000 members at our fitness centers and approximately 10,000 customers at our beauty salons & spas. While entry to our fitness center is limited to members only, guests of our beauty salons & spas do not have to become members to receive treatments. The guests of our beauty salons & spas can either purchase one time treatments or choose to purchase multiple treatments at a discounted price. As an additional benefit, guests of our beauty salons & spas who purchase multiple treatments receive additional benefits such as private lockers, free showers and use of one of our luxury treatment suites.  Although many of our fitness club members are also customers of our beauty salons & spas, membership in our fitness center is not compulsory for being a guest of our beauty salons & spas. Our members enjoy professional fitness, beauty salon & spa services provided by the company.  The attrition rate in our fitness centers is about 15%, the attrition rate in our beauty salons & spas (customers not retuning after booking a single treatment or a multiple treatments) is about 10%. In the last year our fitness memberships and customers purchasing multiple spa treatment developed as follows:

	May 31, 2007	May 31, 2008

Fitness Memberships	6,800	10,000
New Memberships		2,980
Old memberships that were renewed	6,800	7,020
Memberships that were not renewed		340

Beauty & Spa Customers	5,000	10,000
New Customers		2,140
Recurring customers that purchased additional treatments	5,000	7,860
Customer that did not purchase additional treatments		340

We are focused on generating revenue in three business segments:  Professional Fitness and Yoga, Beauty and Spa, and Beauty School operations. Our revenues are generated through professional services, sales of products that complement and supplement our services, membership fees and the tuition we charge our students.   We currently offer different levels of membership and price structures for our fitness clubs, beauty salons & spas and beauty school.

With respect to our fitness centers, customers can choose among three-month, twelve-month and twenty four-month memberships as well as long term memberships for three and five years based on their individual needs. For our Harbin Huang Emperor & Golden Gym Club Co., Ltd. once a customer signs up for the service and chooses the membership term, the customer is required to prepay the membership fee for the entire term. Such prepaid membership fee is non-refundable if the customer decides to cancel his membership before the term expires.  No other fees have to be paid by the member to maintain their membership. For our Yoga Wave fitness center, each customer need to pay a non-refundable initial membership fee plus a small administration fee to become a member.  In addition to such fees, members of our Yoga Wave fitness center have to pay monthly membership fees in order to maintain their membership.  Members can choose to pay the monthly membership fee on a month-by-month basis or to prepay, on a non-refundable basis, the monthly membership fees for the entire membership term at a discounted rate depending on the length of the membership term.  Members of our fitness centers have unlimited access to the facility and do not have to pay for any classes we offer. However, to the extent they request the service of personal trainers, additional fees are paid by the member for such services.

The guests of the beauty salons & spas do not need to become members or have to pay any upfront initiation fee or monthly service fee in order to receive services.  Customers can receive services as walk-ins and by appointment. They can choose between one-time treatments at our regular rates and multiple treatments at discounted rates.  If the customer chooses multiple treatments, the customer is required to prepay upfront, on a non-refundable basis, the entire discounted package price for both all treatments and the products that will be used for that treatments.  However, there will be no time limit on when treatments can be sought.  In addition, guests who purchase multiple treatments receive additional benefits such as private lockers, free showers and use of one of our luxury treatment suites.  All customers of our beauty salons & spas have the opportunity to purchase additional products for at-home use.

Our beauty school offers beauty and spa professional training through different forms of courses and workshops at different price levels.  The duration of such courses and workshops is between one month and two years. No upfront initiation fee or other membership fee is payable by our students to enroll in the courses.  The price levels for our courses and workshops are based on the level and the topic of a course or workshop as well as the number of classes a course or workshop is comprised of. Our beauty school provides qualified beauticians for our beauty and spa operations as we offer to the top 10% of graduates the opportunity to work in one of our beauty salons & spas.  Approximately one third of our students attend our beauty school as a boarding school for an extra fee.

Our working capital is used for operational costs, the development of new fitness clubs, debt service requirements and other capital expenditures necessary to maintain existing facilities.  Historically, we have satisfied our working capital needs through cash from operations and various short-term borrowing arrangements.  Consistent with the general practice of the fitness industry in China, the bulk of our working capital is created through the non-refundable initial membership fees, prepaid spa treatments, prepaid non-refundable membership fees and non-refundable prepaid monthly membership fees.  Monthly membership fees of members who pay monthly are recognized in the period in which facility access is provided. The membership fees of our Harbin Huang Emperor & Golden Gym Club Co., Ltd. fitness center and the membership fees from members of our Yoga Wave fitness center who pay their monthly membership fees up-front (both new membership sales and membership renewals) as well the non-refundable initial membership fees payable by the members of our Yoga Wave fitness center are amortized over the period of the contract commencing with the first month of the new member contract or renewal contract, as applicable.  All sales of prepaid spa treatments are recorded as deferred revenue upon initiation and are recognized proportionally when each treatment is provided .

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

We believe that the health and fitness market in China provides an excellent opportunity for growth and we are currently focused on taking advantage of this opportunity to enhance the value of our brand through organic growth and strategic acquisitions.  We have been expanding our business throughout Northeast China by building new facilities and updating and modifying our existing spas and salons.  We believe a key to our growth lies in finding new venues in thriving metropolitan areas and upscale real estate markets where we can target our core demographic customer. We have recently begun tapping in to this market with the acquisition of the Lea Spa in the Sofitel Wanda Harbin Hotel in July 2008.  We will continue to look for opportunities to expand our operations throughout the region.

When we open a new fitness club or beauty salon & spa, our fixed costs increase (as do our variable costs to some degree), but without the membership revenue base of a mature fitness club or beauty salon & spa. As a new fitness club or beauty salon & spa increases its customer base, fixed costs are typically spread over an increasing revenue base and its club contribution tends to improve. Based on our experience, revenues of a fitness club increase significantly during its first four years of operation of a new fitness club or beauty salon & spa. By the end of the first full year of operations, a fitness club has typically achieved modest club contribution and is cash flow positive. By the end of the second full year of operations, a fitness club has typically generated significantly better club contribution as the member base grows with minimal incremental fixed operating costs. By the end of the fourth full year of operations, a typical fitness club has matured, with memberships at or near capacity. Our beauty salons & spas have even better capital cycles. Based on our experience, by the end of the first 6-8 months of operations, a beauty salon & spa has typically achieved modest spa contribution and is cash flow positive. By the end of the first full year of operations, a beauty salon & spa has typically generated significantly better spa contribution as the member base grows with minimal incremental fixed operating costs. Based on the historical performance of our mature fitness clubs and beauty salon & spas, we expect that, even in difficult economic times, our newer fitness clubs and beauty salon & spas will grow significantly faster over the first 2-4 years than our average mature fitness club and beauty salon & spa, while requiring only a minimal level of additional working capital. We expect growth in revenues to continue as recently opened fitness clubs and beauty salon & spas continue to mature. In addition, we expect growth in revenues as we implement long-term strategic plans to expand the brand with new clubs and beauty salon & spas in existing markets and selected new markets and with new programs, services and products.

Consistent with the general practice of the spa industry in China, in order to maximize our working capital, we makes advances and deposits to suppliers, with whom we have a long standing business relationship, for inventory purchases. By doing so, we are able to maintain the relationship with the supplier and purchase the inventory under the most favorable conditions and discounts and in certain cases become the exclusive agent of a product for the northeast region of China.

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

Management researches and reviews the demographic makeup of the areas in which we currently operate, as well as other communities to determine the best way to utilize our resources to expand into new markets.  Our research focuses on those areas that can support a facility that caters to upscale clientele interested in personalized attention and superior service provided by dedicated professionals.  Our marketing department has well developed plan for identifying and targeting potential geographic sites for business development and expansion.  The tools used by our marketing professionals include reviewing independent market and demographic research and census data, as well as conducting visual inspections and obtaining written surveys of the population in a target area.  The company tracks the results of this research against its business model to determine where or if an existing facility will be upgraded or a new facility built in any proposed location.  Our internal market research targets growth in both residential areas and business districts among young professionals, business executives, government officials, business owners and other upper middle class individuals.

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

We may also utilize alternative methods of expanding its business in the Northeast region of China, including partnering with existing spa owners or establishing franchises. These strategies are under consideration and may be opportunistically developed in the future as deemed appropriate.

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

Services, Programs and Products Services

We provide programs, services, and products that are uniquely combined with exercise, education, and nutrition to assist our members with achieving fitness and beauty goals that may help them achieve a richer lifestyle, including:

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

As of the end of our most recent fiscal year, our revenues from each of our business segments was:
	May 31, 2008 USD	May 31, 2007 USD
Professional Services	$10,296,518	$5,208,580
Sales of Products	1,229,363	173,046
Membership Fees	1,498,503	1,123,872
Tuition	938,746	1,123,872
Total	$13,963,130	$7,393,572

Acquisitions of Lea Spa and Yoga Wave

On March 1, 2008, Mege Union completed the acquisition of a 51% interest of Yoga Wave from Shenyang Shengchao Management & Advisory Co., Ltd (“Shengchao”) for RMB12,000,000 (equivalent to US$1,687,408 at the date of signing). The results of operations of Yoga Wave were included in the consolidated results of operations commencing March 1, 2008.

On July 1, 2008, Mege Union completed the acquisition of 100% of the interest of Lea Spa for RMB8,000,000 (equivalent to US$1,124,938 at the date of signing).  As a result, Lea Spa is a direct subsidiary of Mege Union engaged in the business of owning and operating a full service spa facility located in the Sofitel Wanda Harbin Hotel.

The Queen Group

Each of the Queen Group entities was established as an independent business in 1992.  The Queen Group entities became part of Mege Union in 2007.  The Queen Group's revenue accounted for 86% and 100% of our total revenue for fiscal years 2008 and 2007, respectively. The Queen Group consists of independently owned variable interest entities through which we operate successful salons and fitness centers.   Our Chairman, Mr. Liu, is the sole owner of each of the Queen Group entities.  The companies comprising the Queen Group are:

•           Harbin Huang Emperor & Golden Gym Club Co., Ltd.;

•           Harbin Daoli Queen Demonstration Beauty Parlor;

•           Harbin Queen Beauty Demonstration Center (consisting of three facilities, the Daowai Spa and two branches, Nangang Spa and Kunlun Spa); and

•           Harbin Queen Beauty Vocational Skill Training School.

Our affiliation with the Queen Group is managed through several exclusive agreements between the Company and each Queen Group’s entity.  These agreements are:

 •           a Consulting Services Agreement between Mege Union and the Queen Group entity that provides for Mege Union to exclusively provide essential services relating to technology, human resources and research and development to the Queen Group entity in exchange for a Consulting Services Fee.   Currently, the parties have not instituted such Consulting Fee.

•           an Operating Agreement between Mege Union and the Queen Group entity that prohibits the Queen Group entity from taking certain material actions or entering into material agreements, including assuming debt, selling or purchasing any assets or rights, using the entity's assets or rights as collateral, or assigning some or all of the business to a third party, without the prior written consent of Mege Union

•           an Option Agreement among Mege Union, the Queen Group entity and the shareholders of such entity that grants Mege Union the right to acquire all of the shareholders' interest in the Queen Group entity when, if and to the extent permitted by the laws of the People's Republic of China and prohibits the shareholders from otherwise disposing of their interest in the Queen Group entity except with the prior written consent of Mege Union. Under the laws of China, no appraisal is required in the event the option granted by the Option Agreement is exercised.

•           an Equity Pledge Agreement among Mege Union, the Queen Group entity and the shareholders of such entity that grants Mege Union a pledged interest in all of the issued and outstanding interest of the shareholders in the their shares, including the right of Mege Union to vote such shares, as security for the performance of the Queen Group entity's obligations under the Consulting Services Agreement and further.

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

Although the Consulting Services Agreement gives Queen Group the right to terminate, cancel or revoke the agreement in certain instances, we believe such would neither be in the interest of Mr. Liu as a shareholder of SOKO nor in his interest as our Chairman and officer. We therefore believes that it currently does not need additional safeguards to ensure that the termination provision of the Consulting Services Agreement is not triggered.

As of May 31, 2009, there was no existing indebtedness of the Queen Group .

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

•           Government group (this group tends to contain the more senior portion of the population which has comparatively higher demands on their conditions); and

•           Foreigner group (this group is the mature-stage-consumer group who usually have higher incentives and initiatives to become the member of beauty salons and spas and fitness center).

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

With respect to the information sharing partnerships referenced above, our partners provide us with VIP customer lists for target marketing. In return, we provide discount group membership for our partners as part of their employee benefit plans. In addition, we engage in promotional events with shopping malls, and provide some shops with salons and spas discounts for customers.

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

Trademarks

We currently hold registered trademarks for the following names and symbols:

Government Regulation

Physical Exercise:

According to “ China Law on Physical Culture and Sport,” the administrative department for physical culture and sports under the State Council shall be in charge of the operation of physical culture and sports throughout China. Other relevant departments under Chinese State Council shall administer the operation of physical culture and sports within their respective functions and powers.

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

Department	Total Number

Management	41
All administration	63
Sales	98
Beauty and Spa Professionals	182
Fitness Professionals	36

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

Our business and operations are experiencing growth. If we fail to effectively manage our growth, by managing our employees and operations and developing our clientele, our business and operating results could be harmed.

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

Risks Related to Conducting Our Business in China

We are subject to international economic and political risks over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

Our business is conducted in China. Doing business outside the United States, particularly in China, subjects us to various risks including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions. Therefore, we may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

China’s economic policies could affect our business.

Generally, all of our assets are located in China and our revenue is derived from our operations in China . Accordingly, our results of operations and prospects are subject, to a significant extent, on the economic, political and legal developments in China .

While China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. China's government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of China has been changing from a planned economy to a more market-oriented economy. In recent years China government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by our government. In addition, China government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

We may have difficulty establishing adequate management, legal and financial controls in China.

China historically has not adopted a Western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Our bank accounts are not insured or protected against loss.

We maintain our cash with various banks and trust companies located in China. Our cash accounts are not insured or otherwise protected. Should any bank or trust company holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we would lose the cash on deposit with that particular bank or trust company.

As we have limited business insurance coverage in China, any loss which we suffer may not be insured or may be insured to only a limited extent.

The insurance industry in China is still in an early state of development and insurance companies located in China offer limited business insurance products. In the event of damage or loss to our properties, our insurance may not provide as much coverage as if we were insured by insurance companies in the United States.

We may face judicial corruption in China.

Another obstacle to foreign investment in China is corruption. There is no assurance that we will be able to obtain recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, through China’s poorly developed and sometimes corrupt judicial systems.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China , whether or not directly related to our business, could reduce the price of our common stock.

The government of China could change our policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our and your investment.

Our business is subject to significant political and economic uncertainties and may be affected by political, economic and social developments in the PRC. Over the past several years, the government of China has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The government of China may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

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

The nature and application of many laws of China create an uncertain environment for business operations and they could have a negative effect on us.

The legal system in China is a civil law system. Unlike the common law system, the civil law system is based on written statutes and decided legal cases have little value as precedents. In 1979, China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could cause a decline in the price of our common stock. Since these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

We face risks associated with currency exchange rate fluctuations.

Although we use the United States dollar for financial reporting purposes, all of the transactions effected by our operating subsidiaries are denominated in China ’s Renminbi ("RMB"). The value of the RMB fluctuates and is subject to changes in China ’s political and economic conditions. We do not currently engage in hedging activities to protect against foreign currency risks. Even if we chose to engage in such hedging activates, we may not be able to do so effectively. Future movements in the exchange rate of the RMB could adversely affect our financial condition as we may suffer financial losses when transferring money raised outside of China into the country or paying vendors for services performed outside of China .

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China .

As our executive officers and several of our directors, including the chairman of our Board of Directors, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States. Also, because our operating subsidiaries and assets are located in China , it may be extremely difficult or impossible for you to access those assets to enforce judgments rendered against us or our directors or executive offices by United States courts. In addition, the courts in China may not permit the enforcement of judgments arising out of United States federal and state corporate, securities or similar laws. Accordingly, United States investors may not be able to enforce judgments against us for violation of United States securities laws.

We may face obstacles from the communist system in China .

Foreign companies conducting operations in China face significant political, economic and legal risks. The Communist regime in China , including a cumbersome bureaucracy, may hinder Western investment.

Capital outflow policies in the C may hamper our ability to declare and pay dividends to our shareholders.

China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our management believes that we will be in compliance with these regulations, we may not be able to pay dividends to our shareholders outside of China if these regulations or the interpretations of them by courts or regulatory agencies change. In addition, under current Chinese law, we must retain a reserve equal to 10 percent of net income after taxes, not to exceed 50 percent of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to our shareholders. We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

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

Our certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock with $.001 par value. There are currently 17,000,000 shares of our common stock and no shares of our preferred stock outstanding,  An additional 2,160,000 shares of common stock are reserved for issuance upon the exercise of outstanding warrants and 50,000 shares of common stock are reserved for issuance upon the exercise of outstanding stock options.  As a result, there are approximately 480,790,000 authorized and unissued shares of our common stock and 10,000,000 shares of our preferred stock which have not been reserved and are available for future issuance. Although we have no commitments as of the date of this offering to issue our securities, we may issue a substantial number of additional shares of our securities to complete a business combination or to raise capital. The issuance of additional shares of our securities:

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

Item 2.    Properties.

SOKO and Mege Union have their corporate offices at 194 Guogeli Street, Heilongjiang Province, Harbin, China 150001.  This property is leased by SOKO.  We currently operate through standard tenancy agreements out of leased properties located at:

(1)	Harbin Daoli Queen Demonstration Beauty Parlor (Daoli Spa)
24 Xishidao Street, Daoli District, Harbin, China;

(2)	Harbin Queen Beauty Demonstration Center (Daowai Spa)
107 Jinyang Street, Daowai District, Harbin, China;

(3)	Harbin Queen Beauty Demonstration Center Kunlun Branch (Kunlun Spa)
44 Tianshun Street, Nangang District, Harbin, China;

(4)	Harbin Queen Beauty Demonstration Center Branch (Nangang Spa)
108 Jiejing Street, Nangang District, Harbin, China;

(5)	Harbin Huang Emperor & Golden Gym Club (SOKO Fitness Center)
7 Yushan Road, Nangang District, Harbin, China; and

(6)	Harbin Mege Union Beauty Management Ltd. (Legend Spa)
389 Hanshui Road, Nangang District, Harbin, China; and

(7)	Shenyang Letian Yoga Fitness Center (Yoga Wave Spa)
96 Zhonghua Road, Heping District, Shenyang, China.

(8)	Harbin Tai Ai Beauty Co. Ltd. (Lea Spa)
68 Ganshui Road, Kaifa District, Harbin, China.

The classrooms used by Queen Beauty Vocational Skill Training School are owned by Harbin Queen Beauty Demonstration Center, which permits the school use them without fee.

We are currently constructing a new facility located at 380 -400 Xuanhua St., South Nangang District, Harbin, China. We anticipate that the Kunlun Spa will be relocated to this  location in the second quarter.

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

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Market Information

Our common stock trades on the OTCBB under the symbol “SOKF.” From March 13, 2007 until July 16, 2008, our common stock traded on the OTCBB under the symbol "AMHG." The following table sets forth the high and low intra-day prices per share of our common stock for the periods indicated, which information was provided by the OTCBB. Prior to May 28, 2008, shares of our common stock traded very infrequently and the actual price information is not readily available. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

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

Dividend Policy

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we will declare and pay dividends in the future will be determined by our board of directors at their discretion, subject to certain limitations imposed under Delaware corporate law. In addition, our ability to pay dividends may be affected by the foreign exchange controls in China . The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

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

•
The company issued an aggregate of 10,725,000 shares to Wealthlink Shareholders including Mr. Liu: as a result, upon consummation of the reverse merger and the acquisition of the 2,575,000 shares of our common stock by Mr. Liu from certain original shareholders of the company , Wealthlink Shareholders (including Mr. Liu) hold an aggregate of 13,300,000 shares of our common stock); and

•	The company issued an aggregate of 1,275,000 shares to several advisors of the company for structuring the share exchange.

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

In July 2008, the Board of Directors of the company authorized the issuance of 50,000 shares of stock options to one of its independent directors. The options have an exercise price of $1.47 per share, vest over a three year period, with one-third vesting on each of the grant date, and the first and second anniversaries of the grant date. The option is exercisable for five years from the date of grant.

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

Overview

We are in the business of operating distinctive destination centers that offer professional fitness, beauty salon and spa services in China. Our beauty salons provide services that include, but are not limited to, skincare, hair dressing, manicure, pedicure, body care, massage, and weight loss therapy .  We currently maintain more than 10,000 memberships within two fitness centers and 10,000 memberships in four beauty salons & spas located in the northeast region of China.  Our goal is to provide programs, services, and products that are uniquely combined with exercise, education, and nutrition to assist our members with achieving fitness and beauty goals that may help them achieve a richer lifestyle.  We generally open our facilities to members 12 hours a day, 7 days a week.  Currently, our members average 19,800 visits per month at our fitness centers and 9,000 visits per month at our beauty salons & spas.  We are running at maximum capacity at each one of our facilities.

Our services and products are tailored to high end customers who appreciate quality, personal service from trained professionals.  This customer base, coupled with the growing demand for health and fitness facilities in China has positively impacted our revenues, irrespective of the recent slowdown in China's economy.  We do not anticipate that our business will be materially negatively impacted by the current economic conditions in the region.  However, in the event that economic conditions continue to deteriorate, our business may be affected.

The following is a complete list of the facilities operated by Mege Union as of May 31, 2008, together with their recognized facility name and relationship to Mege Union:

Legal Name of Entity	Commercial Name	Ownership
Harbin Mege Union Beauty Management Ltd.	Legend Spa	Owned 100% by Wealthlink
Shenyang Letian Yoga Fitness Center	Yoga Wave	Owned 51% by Mege Union and 49% by an unaffiliated third party
Harbin Huang Emperor & Golden Gym Club Co., Ltd.	SOKO Fitness	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between entity and Mege Union
Harbin Queen Beauty Demonstration Center ("Harbin Demonstration Center")	Daowai Spa	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between entity and Mege Union
Harbin Queen Beauty Demonstration Center Nangang Branch	Nangang Spa	A branch of Harbin Demonstration Center and as such part of Queen Group
Harbin Queen Beauty Demonstration Center Kunlun Branch	Kunlun Spa	A branch of Harbin Demonstration Center and as such part of Queen Group
Harbin Daoli Queen Demonstration Beauty Parlor	Daoli Spa	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between entity and Mege Union
Harbin Queen Beauty Vocational Skill Training School	(same as legal name)	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between entity and Mege Union

Subsequent Event

On July 10, 2008, Mege Union acquired 100% of the interest of Harbin Tai Ai Beauty Co. Ltd. (Lea Spa), located in the Sofitel Wanda Harbin Hotel in Harbin, China for RMB8,000,000 (equivalent to US$1,124,938 at signing).  As a result, Lea Spa is a direct subsidiary of Mege Union engaged in the business of owning and operating a full service spa facility.

Results of Operation

For the Fiscal Years Ended May 31, 2008 Compared to May 31, 2007

	May 31, 2008 USD	May 31, 2007 USD	Change

Net Sales
Professional Services	$10,296,518	$5,208,580	$5,087,938
Sales of Product	$1,229,363	$173,046	$1,056,317
Membership Fees	$1,498,503	$888,074	$610,429
Tuition	$938,746	$1,123,872	$(185,126)

Revenue	$13,963,130	$7,393,572	$6,569,558

Cost of Sales	$5,010,643	$2,477,836	$2,532,807
Gross Profit	$8,952,487	$4,915,736	$4,036,750

Operating Expenses	$3,436,547	$1,952,221	$1,484,325

Income Tax Provision	$74,381	$735	$73,646

Net Income	$5,275,930	$3,019,560	$2,256,370

Revenues:

Revenues for the year ended May 31, 2008 increased by approximately $6.6 million or 89% to $14.0 million as compared to $7.4 million for the year ended May 31, 2007. As we did not increase our prices period to period, our sales growth was driven by increasing sales from our existing customers and our continued efforts to add new customers in new and existing facilities.   Our customer base increased as follows:

	May 31, 2008	May 31, 2007

Fitness Memberships	10,000	6,800
New Memberships	2,980
Old memberships that were renewed	7,020	6,800
Memberships that were not renewed	340

Beauty & Spa Customers	10,000	5,000
New Customers	2,140
Recurring customers that purchased additional treatments	7,860	5,000
Customer that did not purchase additional treatments	340

Compared to fiscal year 2007, beauty and spa revenues increased by 114.20% , driven by the increasing number of memberships and recognized revenues. Fitness and yoga revenues increased by 68.7%, driven by the increase of pre-paid memberships resulting in an increase in recognized revenue and the acquisition of Yoga Wave.   Other revenues, which consist of beauty school tuition and related student costs, decreased by 16.5% , driven by a shift in the offerings of the beauty school from short- to long-term programs.  Our business is not seasonal.

Gross Profit:

We achieved gross profits of $8.95 million for the year ended May 31, 2008, compared to $ 4.92 million for the previous year, representing an 82% or approximately $ 4.0 million year to year increase. Our overall gross profit margin as a percentage of revenue was 64 % for the year ended May 31, 2008, compared to 66% for the previous year. The slight decrease in our gross profit margin was driven by sales growth in lower margin products and services.

Operating Expenses:

Operating expenses consisted of selling, general and administrative expenses and increased by approximately $ 1.5 million to $ 3.4 million for the year ended May 31, 2008 from $ 1.9 million for the previous year. This increase in selling, general and administrative expenses by 76 % is mainly attributable to the increase in amortization of leasehold improvement. rental expenses and other expenses relating to increasing sales.  The overall increase in our operating expenses was in proportion to our increase in sales.

     Income Tax Provision:

Our provisions for income taxes for the year ended May 31, 2008 and 2007 were $74,381 and $735, respectively.  The major difference of income tax between two years derived from taxable income increase in Queen Group. As of May 31, 2008, Queen Group consisted of four individually-owned sole proprietorships ( one of which has two additional branches) that, under Chinese law , are generally exempt from paying corporate level income taxes unless they are assessed by the local authority otherwise. Two of the Queen Group entities were assessed by their local tax authority to be subject to a fixed-rate income tax. Under the fixed-rate income tax system, generally 10% of the annual gross revenues from each entity are deemed taxable net income ("TNI") for income tax purpose, without giving consideration to costs and operating expenses. Income tax is then levied at 27% of the TNI.  The Mege Union spa is subject to the same fixed-rate income tax as the two Queen Group entities that are currently assessed by local tax authority.  Yoga Wave is subject to a 25% income tax rate on all of its net income.

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

Operations

Cash provided by operating activities totaled $5.1 million for the year ended May 31, 2008 as compared to $1.5 million in the previous year. The increase in our cash provided by operations is due to the increase in our net income, together with a decrease in our deposit to vendors.

Investments

We invested $5.9 million in fixed assets and construction in process for the year ended May 31, 2008 as compared to $3.7 million in the previous year. The investments are a part of our development plan which includes the leasehold improvement of our existing stores and opening of new venues.  We also invested $2.8 million in purchasing subsidiaries for the year ended May 31, 2008.

Financing

Cash provided by financing activities for the year ended May 31, 2008 came from a short-term facilities provided by Shanghai Pudong Development Bank and two short term facilities provided by unrelated parties .  Cash provided by such financing activities totaled $ 4.4 million for the year ended May 31, 2008.   The cash was used for capital expenditures (renovation of existing facilities) and acquisition activities .  We did not have any financing activities for the prior fiscal year.  Our financing cash provided during the period included $1 million from paid in capital, approximately $1 million proceeds from issuance of common stock and approximately $2.5 million from short term loans, which include the following:

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

Interest expense paid for the above short term loans totaled $49,042 and $0 for the years ended May 31, 2008 and 2007, respectively.  The loan from an unrelated bank is secured by a building owned by Queen Group.   The Company is current with all of its obligations under the terms of the outstanding loan facilities from Shanghai Pudong Development Bank and not in breach of any covenant thereof.  Because of our performance on the loan facility and our good relationship with the bank, we believe that Shanghai Pudong Development Bank is willing to provide new and/or additional short-term facilities in the future.

Capital Expenditures

On March 1, 2008, Mege Union entered into an acquisition agreement with Harbin Tai Ai Beauty Co, Ltd ( Lea Spa ) to purchase 100% of the interest of that company for RMB8,000,000 (equivalent to US$1,124,938 at the date of signing).  The transaction was completed on July 10, 2008.  As a result, Lea Spa is now a direct subsidiary of Mege Union engaged in the business of owning and operating a full service spa facility located in the Sofitel Wanda Harbin Hotel .

On March 1, 2008, Mege Union also entered into an acquisition agreement with Shenyang Shengchao Management & Advisory Co., Ltd (“Shengchao”) to acquire 51% of Shengchao’s interest in Yoga Wave . The acquisition cost was RMB12,000,000 (equivalent to US$1,687,408 at the date of signing). The results of operations of Yoga Wave were included in the consolidated results of operations commencing March 1, 2008.

The general purpose of the Lea Spa and Yoga Wave acquisitions is to expand our business presence in the Shenyang and Harbin markets, resulting in a maximization of profits. The funds used for the acquisitions came from the following sources:

Fund Source	Amount	Percentage of Acquisition Cost

Loan	$811,125	28.4%
Corporate Funds Raised in Financing	$793,711	27.8%
Existing Profits	$1,252,307	43.8%

Total	$2,857,143	100.0%

We have also committed to upgrade and retrofit new and existing operations in several locations to maximum our appeal to existing and new clients in those locations as well as constructing new facilities , thus increasing our potential profit for the future. In general, upgrading and retrofitting our facilities consists of cosmetic renovation, purchasing state of the art equipment, if appropriate, and reconfiguring space to add attractive amenities that are designed to appeal to a sophisticated market. As part of our commitment to upgrade existing facilities, we entered into a new lease for our existing Kunlun beauty salon & spa at a new location and are in the process of building out that facility, which shall become the Xuanhua Spa, a branch of Harbin Queen Beauty Demonstration Center. During this phase of construction, neither the Kunlun Spa nor the Xuanhua Spa are open to the public. We anticipate that the Xuanhua Spa will be open during the first half of the fiscal year 2009.

We have also entered into a lease for a brand new facility to be located in Da Qing, Harbin. The construction of Da Qing facility is expected to be completed in December 2009. The estimated construction costs for Da Qing are $1,314,285. During the construction, Da Qing is not open to customers.

The funds for construction, as well as for lease payments during the construction period, come from existing short-term loan facilities as well as from our cash flow generated by our ongoing operations.

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

We believe that our brand name has value.  As part of our long-term growth strategy, we anticipate capitalizing on this value by establishing a sophisticated network of salons, spas and fitness centers to expand our territory and client base. We believe that there is significant potential for the Company's growth going forward.

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

Inventories

Inventory is mainly comprised of hair and skin care supplies. Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchases and supplies for providing beauty treatments.

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

Goodwill impairment is determined using a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow.

There were no impairment losses recognized for the years ended May 31, 2008 or 2007.

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) No. 104.  Sales revenue is generally recognized when the services are provided and payments are received or collections are reasonably assured. Payments received in advance from membership fees but not yet earned are recorded as deferred revenue. Non-refundable membership fees, non-refundable initial membership fees and monthly membership fees that are prepaid on a non refundable basis are recognized on a straight-line basis over the respective membership term.

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

In December 2007, FAS No. 141(R), "Business Combinations," was issued replacing FAS No. 141, "Business Combinations." FAS No. 141R retains the fundamental requirements in FAS No. 141 that the acquisition method of accounting (which FAS No. 141 called the "purchase method") be used for all business combinations and for an acquirer to be identified for each business combination. FAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces FAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. FAS No. 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with FAS No. 141R). FAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We are currently assessing the potential impact that the adoption of FAS No. 141R may have on out financial statements.

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

SOKO is a Delaware corporation and conducts all of its business through Mege Union and Queen Group, both Chinese subsidiaries. All business is conducted in China .

As of May 31, 2008 , Queen Group consist ed of four individual-owned sole proprietorships ( one or which had two additional branches ), which, under Chinese law , are generally exempt from paying corporate level income taxes unless they are assessed by the local authority otherwise. Two of the entities under Queen Group were assessed by the local tax authority to be subject to a fixed-rate income tax. Under the fixed-rate income tax system, generally 10% of the annual gross revenues from each entity are deemed Taxable Net Income (“TNI”) for income tax purpose, without giving consideration to the costs and operating expenses. The income tax is then levied at 27% of the TNI.  Legend Spa is also subject to the same fixed-rate income tax as the two entities under Queen Group.    Yoga Wave is subject to an income tax rate of 25% on all net income.

2)	Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union.  Except for Harbin Huang Emperor & Golden Gym Club Co. Ltd., which is subject to 3% of actual revenue and Yoga Wave which is subject to 5% of actual revenue, all other business is subject to either 3% or 5% on pre-determined fixed revenue.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31 2008 and 2007

Consolidated Statements of Income for the Years Ended May 31, 2008 and 2007

Statements of Changes in Stockholders’ Equity for the Years Ended May 31, 2008 and 2007

Statements of Cash Flows for the Years Ended May 31, 2008 and 2007

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

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

As of May 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are not effective because of the significant deficiencies in our disclosure controls and procedures described below:

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

As a result of the reverse acquisition, the historical financial statements of Wealthlink became the historical financial statements of SOKO after the Share Exchange and the internal controls over financial reporting of the Company were largely supplanted with the internal controls of Wealthlink. However, as a private company conducting its operations entirely within China prior to April 11, 2008, Wealthlink was not subject to public company disclosure requirements and had not developed the level of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX").  Additionally, in light of the short time period between the Share Exchange and our year-end, our management did not have sufficient time to perform an assessment of our internal controls over financial reporting as of May 31, 2008.

As a result of the foregoing, we are currently not compliant with Section 404 of SOX.  We intend to be compliant with Section 404 of SOX as soon as practicable, but in no event later than the date we are required to report on our internal control over financial reporting requirements in connection with the filing of our annual report for the year ending May 31, 2009.

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

	Number of Shares	Percent of Shares
	Beneficially	Beneficially
Name of Beneficial Owner(1)	Owned	Owned(2)

Guerilla Capital Management, LLC. (3) 237 Park Avenue, 9th Floor New York, New York 10017	3,600,000	21.18%

Tong Liu(4)	8,960,000	52.71%

Xia Yu	40,000	*

Yang Chen	0	--

Su Zhang	0	--

Gideon E. Kory(5)	16,667	*

All Directors and Executive Officers as a Group (five persons)	9,016,667	53.04%

__________________________

*	Less than 1 percent

(1)	Except as otherwise indicated, the address of each beneficial owner is No .194, Guogeli Street, Harbin, Heilongjiang Province, China 150001.

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

     Pension and Retirement Plans

     Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees.  As required by China law, the Company contributes to the "insurance and public housing funds" program defined by the Department of Labor.  These contributions are similar to the Social Security and Medicare programs in the US. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in our control.

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

     Our Chairman, Mr. Liu, is the sole owner of each of the Queen Group entities.  The companies comprising the Queen Group are:

•	Harbin Huang Emperor & Golden Gym Club Co., Ltd.;

•	Harbin Daoli Queen Demonstration Beauty Parlor;

•	Harbin Queen Beauty Demonstration Center (consisting of three facilities, the Daowai Spa and two branches, the Nangang Spa and the Kunlun Spa); and

•	Harbin Queen Beauty Vocational Skill Training School.

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
- 0 - shares issued and outstanding at May 31,2008 and 2007
Common stock, $0.001 Par value; 500,000,000 shares authorized;
17,000,000 and 10,725,000 shares issued and outstanding
at May 31, 2008 and 2007, respectively	17,000	10,725
Subscription receivable		(1,000,000)
Additional paid-in-capital	1,875,439	1,142,854
Additional paid-in-capital -Warrants	288,640	-
Accumulated other comprehensive income	1,625,829	408,136
Retained earnings	12,757,564	7,481,634
Total Stockholders' Equity	16,564,472	8,043,349

Total Liabilities and Stockholders' Equity	$21,315,772	$8,398,910

 The accompany notes are an integral part of these consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)

	FOR THE YEARS ENDED MAY 31,
	2008	2007
	(Restated)
Net Sales	$13,963,130	$7,393,572

Cost of Sales	(5,010,643)	2,477,836

Gross Profit	8,952,487	4,915,736

Selling, General and Administrative Expenses:	3,436,547	1,952,221

Operating income	5,515,940	2,963,515

Other Income and Expenses
Interest Income (expenses)	(49,177)	-
Other income	2,357	59,070
Other expenses	(10,328)	(2,289)
Total other income and (expense)	(57,148)	56,781

Income Before Income Taxes and Minority Interest	5,458,792	3,020,296

Provision for Income Taxes	74,381	735

Minority Interest	108,481	-

Net Income	$5,275,930	$3,019,560

Other Comprehensive Income
Foreign Currency translation adjustment	1,217,693	304,996

Comprehensive Income	$6,493,622	$3,324,556

Basic and Diluted Income per common share
Basic	$0.45	$0.28
Diluted	$0.44	$0.28

Weighted average common share outstanding
Basic	11,601,781	10,725,000
Diluted	11,903,589	10,725,000

The accompany notes are an integral part of these consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2008 AND 2007
(IN US DOLLARS)

	Common Stock Par value $0.001				Warrants
	Shares	Amount	Subscription Receivable	Additional Paid-in Capital	Number of Warrants	Additional Paid in Capital	Accummulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

Balance at May 31, 2006	10,725,000	$10,725	-	$142,854			$103,140	$4,462,074	$4,718,793

Net Income								3,019,560	3,019,560

Capital contribution receivable			(1,000,000)	1,000,000
									-
Other Comprehensive income:							304,996		304,996
Foreign currency translation adjustment

Balance at May 31, 2007	10,725,000	$10,725	$(1,000,000)	$1,142,854	-	$-	$408,136	$7,481,634	$8,043,349

Paid in Capital received			1,000,000						1,000,000

Acquisition of net asset from SOKO in the reverse merger	3,000,000	3,000		(3,000)					-

Issuance of common stock and warrants	3,275,000	3,275		735,585	2,160,000	288,640			1,027,500

Net Income								5,275,930	5,275,930

Other Comprehensive income, net of tax							1,217,693		1,217,693
Foreign currency translation adjustment

Balance at May 31, 2008	17,000,000	$17,000	$-	$1,875,439	2,160,000.00	$288,640	$1,625,829	$12,757,564	$16,564,472

The accompany notes are an integral part of these consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)

	FOR THE YEARS ENDED MAY 31,
	2008	2007
	(Restated)
Cash Flows From Operating Activities:
Net income	$5,275,930	$3,019,560
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,016,855	412,307
Minority interest	108,481

Changes in operating assets and liabilities:
Accounts receivable	(270,326)	(323,545)
Inventory	(584,845)	123,816
Advances to suppliers	(279,736)	(803,128)
Employee advance	(163,600)	(17,355)
Prepaid expense	(54,681)	(2,389)
Deposit to vendor	6,816	(330,118)
Accounts payable	(33,815)	(14,387)
Unearned revenue	6,948	58,648
Taxes payable	203,532	(632,880)
Accrued expenses and other payables	(82,086)	33,339

Cash provided by operating activities	5,149,472	1,523,868

Cash Flows From Investing Activities:
Addition in Construction in Progress	(2,665,759)	(3,708,397)
Purchase of property and equipment	(3,293,245)	(35,884)
Investment in subsidiary- Yoga Wave	(1,687,408)	-
Cash acquired from subsidiary - Yoga Wave	124,447
Investment advance	(1,090,545)	-

Cash used in investing activities	(8,612,510)	(3,744,281)

Cash Flows From Financing Activities:
Proceeds from capital contribution	1,000,000	-
Proceeds from issuance of common stock	1,027,500	-
Proceeds from short-term loan	2,409,815	-

Cash provided by financing activities	4,437,315	-

Effect of exchange rate changes on cash and cash equivalents	133,316	118,911

Increase (decrease) in cash and cash equivalents	1,107,594	(2,101,503)

Cash and Cash Equivalents - Beginning of the year	456,115	2,557,618

Cash and Cash Equivalents - Ending of the year	$$1,563,709	$456,115

Supplemental disclosures of cash flow information:

Interest paid	$$49,042	$-
Income Taxes paid	$$9,427	$754

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

On April 11, 2008 (the “Closing Date”), SOKO entered into a Share Exchange Agreement with Wealthlink and the Wealthlink Shareholders pursuant to which the Company pursuant to which the Company issued 10,725,000 shares of common stock of the Company to the Wealthlink Shareholders, including Mr. Tong Liu, our current Chairman of the Board and Chief Executive Officer, in exchange for all of the outstanding shares of common stock of Wealthlink and a cash payment of $625,000, which was concurrently paid to the certain original Company shareholders . Additionally, on the Closing Date, Mr. Tong Liu, our current Chairman of the Board and Chief Executive Officer, entered into Securities Purchase Agreements with each of Syed Idris Husain, then director of the Company, and certain other SOKO shareholders pursuant to which Mr. Liu purchased 1,000,000 shares of common stock from Mr. Husain and an aggregate of 1,575,000 shares of common stock from other SOKO shareholders for a total aggregate purchase price of $400,000.

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

•
The Company issued an additional 10,725,000 shares to Wealthlink, including Mr. Liu; as a result , upon consummation of the reverse merger and the acquisition of the 2,575,000 shares of the Company's common stock by Mr. Liu from certain original shareholders of the Company , Wealthlink Shareholders ( including Mr. Liu ) hold an aggregate of 13,300,000 shares of our common stock);

•	The Company issued an aggregate of 1,275,000 shares to several advisors of the Company for structuring the share exchange;

•	The Purchasers acquired 2,000,000 shares and warrants to purchase up to an additional 2,000,000 shares;

•	The Company cancelled 65,000,000 shares; and

•	E-Tech Securities Inc. was issued a warrant to purchase up to 160,000 shares.

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

Except for its directly owned Legend Spa, and majority-owned subsidiary, Yoga Wave, Mege Union has not carried on any other substantive operations of its own. Instead, it has entered certain exclusive agreements with Harbin Daoli Queen Demonstration Beauty Parlor, Harbin Huang Emperor & Golden Gym Club Co. Ltd., Harbin Queen Beauty Demonstration Center and Harbin Queen Beauty Vocational Skill Training School (collectively, the “Queen Group”). The entities in Queen Group are all organized in China as sole proprietorships.

The paid-in capital of Queen Group was funded by the majority stockholders of Mege Union. China law currently has limits on foreign ownership of companies. To comply with these foreign ownership restrictions, on August 3, 2007, Mege Union entered into certain exclusive agreements with Queen Group and its stockholders. Pursuant to these agreements, Mege Union provides exclusive consulting and other general business operation services to Queen Group, in return for a consulting services fee which is equal to Queen Group’s revenue. In addition, Queen Group’s shareholders have pledged their equity interest in Queen Group to Mege Union, irrevocably granted Mege Union an exclusive option to purchase, to the extent permitted under China law, all or part of the equity interests in Queen Group and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Mege Union. Through these contractual arrangements. Mege Union has the ability to substantially influence Queen Group’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholders’ approval.

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

The consolidated financial statements include the financial statements of SOKO, Wealthlink, Mege Union and its majority-owned subsidiary Yoga Wave , as well as Mege Union's variable interest entity, Queen Group. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

Inventories

Inventory is mainly comprised of hair and skin care supplies.  Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchases and supplies for providing the beauty treatment. No allowance for inventories is considered necessary for the years ended May 31, 2008 and 2007.

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

Goodwill impairment is determined using a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow.

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

Non-refundable membership fees, non-refundable initial membership fees and monthly membership fees that are prepaid on a non refundable basis are recognized on a straight-line basis over the respective membership term.

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

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations , was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently assessing the potential impact that the adoption of SFAS No. 141R may have on our financial statements .

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

NOTE 5.  EMPLOYEE ADVANCE

The Employee Advance was $249,900 and $35,684 as of May 31, 2008 and 2007, respectively.  The Employee Advance was made to certain employees by the Company in order for them to pay the travel expenses, office supplies expenses or any other miscellaneous expenses in the future.

NOTE 6.  PROPERTY AND EQUIPMENT, NET

	As of May 31,
	2008	2007
Machinery & Equipments	$1,830,649	$1,456,744
Office Equipment & Furniture	526,221	265,813
Automobiles	86,639	5,097
Buildings	1,743,516	-
Leasehold improvements	7,156,757	4,138,126
Sub-total	11,343,781	5,865,780
Less: Accumulated Depreciation	(2,248,454)	(1,042,089)

Construction in progress	3,687,591	788,915

Total	$12,782,918	$5,612,605

Depreciation and amortization expense for the years ended May 31, 2008 and May 31, 2007 was $1,016,855 and $412,307, respectively.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 7.  DEPOSIT TO SUPPLIER

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

NOTE 8.  INVESTMENT ADVANCE

On March 1, 2008, the Company’s subsidiary Mege Union (the “Purchaser”) entered into an acquisition agreement with Harbin Tai Ai Beauty Co, Ltd (“Harbin Tai Ai, or the “Seller”) to purchasing 100% interest of Harbin Tai Ai.  The acquisition cost is RMB 8,000,000, and the agreement calls for payment in advance. As of May 31, 2008, Mege Union has made full payment of RMB 8,000,000, equivalent to approximately $1.2 million. Once the transaction is completed, the Company will reclassify the full amount to proper accounts.

It is expected that with the completion of this acquisition, the Company will be able to expand its market shares in Harbin area.

NOTE 9.  GOODWILL

On March 1, 2008, the Company’s subsidiary Mege Union entered into an acquisition agreement with Shenyang Shengchao Management & Advisory Co., Ltd to acquire 51% of Shengchao’s interest in Yoga Wave . The consideration paid was US$1,729,107 (including the translation difference of $41,699). The results of operations of Yoga Wave were included in the consolidated results of operations commencing March 1, 2008. Yoga Wave is a yoga center and health club located in Shenyang, Liaoning Province, China .  The general purpose of the acquisition of Yoga Wave is to expand SOKO's business presence in the Shenyang market, resulting in a maximization of profit.

The accompanying consolidated financial statements include the allocation of the acquisition cost to the net assets acquired based on their respective fair values. The net assets were valued by an independent third party.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the 51% interest in Yoga Wave acquired.   None of the goodwill recognized is expected to be deductible for income tax purposes.

Current assets	$449,970
Construction in process	965,101
Fixed assets	405,723
Total liabilities assumed	1,382,761
Net assets acquired	438,033
Noncontrolling interest in Yoga Wave	(214,636)
Total consideration paid	1,729,107

Goodwill	$1,505,710

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

NOTE 10.  TAXES

1)             Corporate Income Tax

The Company is a Delaware corporation and conducts all of its business through Mege Union and Queen Group, both Chinese subsidiaries. All business is conducted in China.

As of May 31, 2008, Queen Group consists of four individually-owned sole proprietorships (one of which has two additional branches) that, under Chinese law, are generally exempt from paying corporate level income taxes unless they are assessed by the local authority otherwise.  Two of the Queen Group entities were assessed by their local tax authority to be subject to a fixed-rate income tax. Under the fixed-rate income tax system, generally 10% of the annual gross revenues from each entity are deemed taxable net income ("TNI") for income tax purpose, without giving consideration to costs and operating expenses. Income tax is then levied at 27% of the TNI.  The Mege Union spa is subject to the same fixed-rate income tax as the two Queen Group entities that are currently assessed by local tax authority.  Yoga Wave is subject to a 25% income tax rate on all of its net income .

Our provisions for income taxes for the year ended May 31, 2008 and 2007 were $74,381 and $735, respectively.

2)             Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union.  Except the Harbin Huang Emperor & Golden Gym Club Co., Ltd., which is subject to 3% of actual revenue and Yoga Wave , which is subject to 5% of actual revenue, all other business is subject to either 3% or 5% on a pre-determined fixed revenue.

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

NOTE 11.  SHORT TERM LOAN

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

NOTE 12.  DEFERRED REVENUE

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

For the years ended May 31, 2008 and 2007, the Company’s sales revenue from various products/services are as follows:

	Year ended May 31,
	2008	2007
Professional Services	$10,296,518	$5,208,580
Sales of Products	1,229,363	173,046
Membership Fees	1,498,503	888,074
Tuition	938,746	1,123,872

Total	$13,963,130	$7,393,572

The other revenue derives from tuition income from the Beauty school and sales of beauty products to the students.

NOTE 14.  STOCKHOLDERS’ EQUITY

A. Issuance of Common Stock

On April 11, 2008, in connection with the share exchange discussed in detail under NOTE 1, the Company issued an aggregate of 10,725,000 shares of our common stock to the Wealthlink Shareholders. Additionally, the CEO Mr. Liu Tong acquired 2,575,000 shares from former stockholders in connection with the share exchange transaction. Further, in consideration of services provided to the Company in association with the consummation of these transactions, an aggregate of 1,275,000 shares were issued to certain advisors in connection with the share exchange transaction and the Financing . Additionally, on April 11, 2008, SOKO sold in the aggregate, 2,000,000 shares of its common stock to certain accredited investors, at a purchase price of $1.00 per share. The Company received net proceeds of $1,027,500 in connection with this private placement after the reduction of $625,000 that were payable to the original shareholders of the Company in connection with the share exchange , $140,000 in legal expenses, and $180,000 in fees paid to E-Tech International, Inc. and E-Tech Securities, Inc. for structuring the stock exchange transaction and $27,500 in other Company related expenses and fees . As of May 31, 2008, there were 17,000,000 shares of common stock issued and outstanding.

B. Warrants

With the warrants attached to the stocks sold in the private placement, the investors are entitled to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $1.25 per share. All the warrants to investors contain a cashless exercise provision. Moreover, placement agent is entitled to purchase an aggregate of 160,000 shares of common stock at an exercise price of $1.25 per share. All these warrants are exercisable for three years from the issuance date of  April 11, 2008. In accordance with EITF 00-19, the warrants are classified in the equity section as an offset to additional paid-in capital.

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

NOTE 15.  RELATED TRANSACTIONS

1)  Real Property Leases

Two of our subsidiaries rent their premises from Mr. Tong Liu, our Chairman and CEO. Mr. Liu has leased the following stores to the Company pursuant to the terms of binding written lease agreements containing terms no less favorable to the Company than the Company could have negotiated in an arm’s length transaction with a motivated landlord, including substantially the following terms:

i)	Harbin Daoli Queen Demonstration Beauty Parlor: 5 year l ease from January 1, 200 7 through December 31, 2011 , for $47,300 per year.

ii)	Harbin Queen Beauty Demonstration Center: 5 year lease from January 1, 200 7 through December 31, 2011 for $20,300 per year.

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

2)  Escrow Arrangement

Pursuant to the Securities Purchase Agreement dated April 11, 2008 (See Note 1), Mr. Liu deposited his own 2,000,000 shares of the common stock issued to him in connection with the transaction in an escrow account.  Based on the terms of the escrow agreement, the Company is required to cause the disbursement of some or all of the escrowed shares to the security purchasers if the Company's 2008 or 2009 fiscal year results fall short of the respective Performance Thresholds.  If the Company's results are below 54% of the set Performance Threshold, the Company will cause the disbursement of all of the escrowed shares to the purchasers.  If the Company's results are above 54% but below 100% of the set Performance Threshold, the Company will cause the disbursement of some of the escrowed shares, as set forth in the escrow agreement.  The Performance Thresholds for fiscal year 2008 and fiscal year 2009 are:

i.
Fiscal Year 2008 Performance Threshold means the target amounts of (a) $4.5 million for the Company’s audited Net Income for the fiscal year ended May 31, 2008 and (b) $0.26 per share for the Company’s audited Net Income per share, calculated using 17 million shares outstanding, which is a constant and fixed share number regardless of the actual number of shares outstanding on the calculation date. The Fiscal Year 2008 Performance Threshold was met. No shares were disbursed as a result.

ii.
Fiscal Year 2009 Performance Threshold means the target amounts of (a) $6 million for the Company’s audited Net Income for the fiscal year ended May 31, 2009 and (b) $0.30 per share for the Company’s audited Net Income per share, calculated using 20 million shares outstanding, which is a constant and fixed share number regardless of the actual number of shares outstanding on the calculation date.

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

At May 31, 2008 and 2007, the company had outstanding warrants of 2,160,000 and -0-, respectively.   The outstanding warrants have dilutive potential as of May 31, 2008, therefore they are included in the diluted weighted average shares calculation as if they had been converted at the beginning of the periods presented, or issuance date, if later.

NOTE 17.  COMMITMENTS AND CONTINGENCIES

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

Rent expense for the years ended May 31, 2008 and 2007 was $289,041 and $197,943, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

NOTE 18.  RESTATEMENT

We have restated the consolidated financial statements for the year ended May 31 2008 for the following reasons:

Previously the non-refundable initial membership fees payable by the members of Yoga Wave were recognized when collected.  Based on “SAB” 104, the Company revised its revenue recognition of such non-refundable initial membership fees and such non-refundable initial membership fees are recognized on a straight-line basis over the respective membership term.  This change had an effect on reported revenue and net income from Yoga Wave, thus effecting minority interest.

There was an accounting error involving the amount of property and equipment acquired from Yoga Wave, which had an effect on reported amounts of property and equipment and essential goodwill recognized.

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

Net proceeds received from Financing have been allocated accordingly to the fair value of common stock and warrants issued during the Financing.

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

The cash flow statement was affected because an incorrect exchange rate was used, the restated statement of cash flow for the year ended May 31,2008 reflect correct presentation .

The impact of this restatement on the financial statements as originally reported is summarized below:

	May 31, 2008
	As Reported	As Restated
Property, plant and equipment, net	$12,788,203	$12,782,918
Goodwill	1,348,359	1,505,710
Total Assets	21,163,706	21,315,772
Unearned revenue	445,684	514,965
Warrant liability	1,184,628	-
Minority Interest	363,277	329,304
Additional paid-in capital	1,142,854	1,875,439
Additional paid-in capital -Warrant	-	288,640
Accumulated other comprehensive income	1,619,373	1,625,829
Retained earnings	12,642,130	12,757,564
Total Liabilities and Stockholders' Equity	21,163,706	21,315,772
Net sales	13,736,788	13,963,130
Cost of sales	4,028,853	5,010,643
Selling, General and Administrative expenses	4,285,123	3,436,547
Other expenses	143,541	10,327
(Loss from) Minority interest	2,426	(108,481)
Net income	$5,160,496	$5,275,930
Net income per common share
Basic	$0.30	$0.45
Diluted	$0.25	$0.44
Weighted average common share outstanding
Basic	17,000,000	11,601,781
Diluted	20,360,000	11,903,589

SOKO FITNESS & SPA GROUP, INC.
(FORMERLY AMERICAN BUSINESS HOLDINGS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

	For the year ended May 31, 2008
	As Reported	As Restated
Cash Flows From Operating Activities:
Net income	$5,160,496	$5,275,930
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	967,455	1,016,855
Minority interest	-	108,481

Changes in operating assets and liabilities:
Accounts receivable	(329,369)	(270,326)
Inventory	(658,329)	(584,845)
Advances to suppliers	(484,682)	(279,736)
Employee advance	(137,793)	(163,600)
Prepaid expense	(72,438)	(54,681)
Deposit to vendor	(60,468)	6,816
Accounts payable	(32,420)	(33,815)
Unearned revenue	257,579	6,948
Taxes payable	216,745	203,532
Accrued expenses and other payables	(25,872)	(82,086)

Cash provided by operating activities	4,800,903	5,149,473

Cash Flows From Investing Activities:
Addition in Construction in Progress	(3,987,981)	(2,665,759)
Purchase of property and equipment	(1,804,200)	(3,293,245)
Investment in subsidiary-Yoga Wave	(1,635,818)	(1,687,408)
Cash acquired from subsidiary-Yoga Wave	-	124,447
Investment advance	(1,152,738)	(1,090,545)

Cash used in investing activities	(8,580,736)	(8,612,510)

Cash Flows From Financing Activities:
Proceeds from capital contribution	1,000,000	1,000,000
Proceeds from issuance of common stock	1,027,500	1,027,500
Proceeds from short-term loan	2,547,244	2,409,815

Cash provided by financing activities	4,574,744	4,437,315

Effect of exchange rate changes on cash and cash equivalents	269,847	133,316

Increase (decrease) in cash and cash equivalents	1,064,758	1,107,594

Cash and Cash Equivalents - Beginning of the year	498,951	456,115

Cash and Cash Equivalents - Ending of the year	$1,563,709	$1,563,709

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the  30th day of July, 2009.

SOKO Fitness & Spa Group, Inc.

/s/ Tong Liu
Tong Liu
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tong Liu	Chief Executive Officer, Chairman of the Board	July 30, 2009
Tong Liu	(Principal Executive Officer)

/s/ Xia Yu	Chief Financial Officer	July 30, 2009
Xia Yu	(Principal Financial and Accounting Officer)

*	Director	July 30, 2009
Yang Chen

*	Director	July 30, 2009
Su Zhang

*	Director	July 30, 2009
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