Form 10-Q/A
period 2009-02-28
SOKO FITNESS & SPA GROUP, INC.
filed 2009-07-30
CIK 1355835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/ A
(Amendment No. 1)

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

The consolidated financial statements include the financial statements of SOKO, Wealthlink, Mege Union and its wholly-owned subsidiaries, Lea Spa and majority-owned Shenyang Letian Yoga Fitness Center (" Yoga Wave ") as well as Mege Union’s variable interest entity ("VIE"), Queen Group. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(UNAUDITED)

NOTE 4 - INVENTORIES

The inventories consist of the following:

	As of
	February 28,	May 31,
	2009	2008

Skin Care supplies	$1,350,940	$1,018,517
Hair Care supplies	27,155	30,271
Others	6,497	-

Total	$1,384,592	$1,048,788

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

NOTE 8 - GOODWILL

On March 1, 2008, the Company’s subsidiary Mege Union (the “Purchaser”)  entered into an acquisition agreement with Shenyang Shengchao Management & Advisory Co., Ltd (“the Seller”) to acquire 51% of  the Seller’s interest in Yoga Wave . The consideration paid was RMB 12,000,000 (approximately $1.7 million). Goodwill of $1.5 million was recorded to reflect the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the acquired interest in Yoga Wave .  The results of operations of Yoga Wave were included in the consolidated results of operations commencing March 1, 2008.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(UNAUDITED)

On July 1, 2008, the Company acquired 100% interest of Harbin Tai Ai for RMB 8,000,000 (approximately $1.2 million). Goodwill of $993,705 was recorded for the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the acquired interest in Harbin Tai Ai. The results of operations for Harbin Tai Ai are included in the condensed consolidated results of operations of the company commencing July 1, 2008.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible acquired. None of the goodwill recognized is expected to be deductible for income tax purpose. The following represents the allocation of the acquisition costs to the net assets acquired based on their respective fair values:

	Yoga Wave	Harbin Tai Ai
Current assets	$456,568	$217,496
Fixed assets	1,390,906	233,355
Total liabilities assumed	1,403,017	274,926
Net assets acquired	444,457	175,925
Noncontrolling interest	(217,781)
Total consideration paid	1,754,450	1,169,630

Goodwill recognized from acquisition	$1,527,774	$993,705

Total Goodwill		$2,521,479

NOTE 9 – TAXES

1)	Corporate Income Tax

The Company is a Delaware corporation and conducts all of its business through Mege Union and Queen Group, both Chinese subsidiaries. All business is conducted in PRC.

As of February 28, 2009 , Queen Group consists of seven individually-owned sole proprietorships ( one of which has two additional branches ) , which, under the Chinese Laws, are generally exempt from paying corporate level income taxes unless they are assessed by the local authority otherwise. Two of the entities under Queen Group were assessed by the local tax authority to be subject to a fixed-rate income tax. Under the fixed-rate income tax system, generally 10% of the annual gross revenues from each entity are deemed Taxable Net Income (“TNI”) for income tax purpose, without giving consideration to the costs and operating expenses. The income tax is then levied at 27% of the TNI.

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

General business sales taxes are levied on business under both Queen Group and Mege Union.  Except for Harbin Huang Emperor & Golden Gym Club Co. Ltd ., which is subject to 3% of actual revenue, and Yoga Wave , which is subject to 5% of actual revenue, all other business is subject to either 3% or 5% on pre-determined fixed revenue.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended February 28, 2009 and February 29, 2008.

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

NOTE 14 - STOCKHOLDERS’ EQUITY

A. Issuance of Common Stock

On April 11, 2008, in connection with the share exchange discussed in detail under NOTE 1, the Company issued an aggregate of 10,725,000 shares of our common stock to the Wealthlink Shareholders.  Additionally, the CEO Mr. Liu Tong acquired 2,575,000 shares from former stockholders in connection with the share exchange transaction. Further, in consideration of services provided to the Company in association with the consummation of these transactions, an aggregate of 1,275,000 shares were issued to certain advisors in connection with the share exchange transaction and the financing . Additionally, on April 11, 2008, SOKO sold in the aggregate, 2,000,000 shares of its common stock to certain accredited investors, at a purchase price of $1.00 per share. The Company received net proceeds of $1,027,500 in connection with this private placement after the reduction of $625,000 that were payable to the original shareholders of the Company in connection with the share exchange, $140, 000 in legal expenses, $180,000 in fees paid to E-Tech International, Inc. and E-Tech Securities, Inc. for structuring the share exchange transaction and $27,500 in other Company related expenses and fees . As of February 28, 2009, there were 17,000,000 shares of common stock issued and outstanding.

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

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(UNAUDITED)

NOTE 15 - RELATED TRANSACTIONS

1)      Real Property Leases

We rent the premises for certain locations from Mr. Tong Liu, our Chairman and CEO. Mr. Liu has leased Mege Union's office, as well as two stores to the Company pursuant to the terms of binding written lease agreements containing terms no less favorable to the Company than the Company could have negotiated in an arm’s length transaction with a motivated landlord, including substantially the following terms:

i	Harbin Daoli Queen Demonstration Beauty Parlor: 5-year lease from January 1, 2007 through December 31, 2011 for $47,300 per year.

ii	Harbin Queen Beauty Demonstration Center: 5-year lease from January 1, 2007 through December 312011 for $20,300 per year.

iii	Mege Union office: 10-year lease from January 1, 2009 through December 31, 2018for $73,212 per year.

2)      Escrow Arrangement

Pursuant to the Securities Purchase Agreement dated April 11, 2008 (See Note 1), Mr. Tong Liu, deposited his own 2,000,000 shares of common stocks in an escrow account. Based on the terms of the escrow agreement, the Company is required to cause the disbursement of some or all of the escrowed shares to the security purchasers if the Company's 2008 or 2009 fiscal year results fall short of the respective Performance Thresholds.  If the Company's results are below 54% of the set Performance Threshold, the Company will cause the disbursement of all of the escrowed shares to the purchasers.  If the Company's results are above 54% but below 100% of the set Performance Threshold, the Company will cause the disbursement of some of the escrowed shares, as set forth in the escrow agreement.  The Performance Thresholds for fiscal year 2008 and fiscal year 2009 are:

i.
Fiscal Year 2008 Performance Threshold means the target amounts of (a) $4.5 million for the Company’s audited Net Income for the fiscal year ended May 31, 2008 and (b) $0.26 per share for the Company’s audited Net Income per share, calculated using 17 million shares outstanding, which is a constant and fixed share number regardless of the actual number of shares outstanding on the calculation date . The Fiscal Year 2008 performance threshold was amet . No shares were disbursed as a result.

ii.
Fiscal Year 2009 Performance Threshold means the target amounts of (a) $6 million for the Company’s audited Net Income for the fiscal year ended May 31, 2009 and (b) $0.30 per share for the Company’s audited Net Income per share, calculated by using 20 million shares outstanding, which is a constant and fixed share number regardless of the actual number of shares outstanding on the calculation date

Based on the formula described in the escrow agreement, the company must disburse all of the shares if fifty-four percent (54%) of the criteria is not achieved, and a decreasing amount of shares for certain criteria achieved above the fifty-four percent (54%) threshold.

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

NOTE 18 - RESTATEMENT

We have restated the consolidated financial statements for the year ended May 31, 2008 for the following reasons:

Previously the non-refundable initial membership fees payable by the members of Yoga Wave were recognized when collected . Based on Staff Accounting Bulletin (“SAB”) 104, the Company revised its revenue recognition of such non-refundable initial membership fees and such non-refundable initial membership fees are recognized on a straight-line basis over the respective membership term. This change had an effect on reported revenue and net income from Yoga Wave, thus effecting minority interest..

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

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(UNAUDITED)

The cash flow statement was affected because an incorrect exchange rate was used, the restated statement of cash flow for the year ended May 31, 2008 reflect correct presentation.

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

For the first nine months of fiscal 2009, our beauty and spa operations, which include professional services and sales of products, accounted for about 75.7% of our revenue, fitness membership fees accounted for about 15.2% of our revenue, and tuition and other beauty school related activities accounted for the remaining 9.1% of our revenue. We believe that this revenue breakdown will continue in the future. We generally open our facilities to members 12 hours a day, 7 days a week.  Currently, our members average more than 23,000 visits per month at the SOKO Fitness Center, 10,000 visits per month at the Yoga Wave fitness center and an aggregate of 13,500 visits per month at our spas.   During the holiday season we experienced a decrease in the average visits per month at our facilities.  This decrease was offset by an increase in our product sales and, as a result, did not negatively impact our revenue for the quarter.

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

We currently hold all of the issued and outstanding capital of Wealthlink, a Chinese holding corporation, which holds all of the issued and outstanding capital of Mege Union.  Mege Union directly operates one facility and otherwise conducts its business through one wholly (100%) owned and two majority (51%) owned operating subsidiaries and a branch of the majority owned subsidiary as well as through an association with seven individually-owned sole proprietorships (one of which has two additional branches) comprising the variable interest entity known as the Queen Group.  Each of the entities that comprise the Queen Group is owned independently by our Chairman, Mr. Liu.  Our affiliation with the Queen Group is managed through several exclusive agreements between the Company and each Queen Group’s entity.  As a result of our arrangements with these entities, we effectively control each of the Queen Group entities and, through them, we operate successful salons and fitness centers.

The following is a complete list of the fitness centers and beauty salon & spas currently operated by Mege Union as of April 1, 2009, together with their recognized facility name and relationship to us:   Beauty salon facilities are located in each of our spa locations.

Legal Name of Entity	Commercial Name	Ownership
Harbin Mege Union Beauty Management Ltd.	Legend Spa	Owned 100% by Wealthlink
Harbin Tai Ai Beauty Co. Ltd.	Lea Spa	Owned 100% by Mege Union
Shenyang Letian Yoga Fitness Center	Yoga Wave	Owned 51% by Mege Union and 49% by an unaffiliated third party
Harbin Huang Emperor & Golden Gym Club Co., Ltd.	SOKO Fitness	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between entity and Mege Union
Harbin Queen Beauty Demonstration Center ("Harbin Demonstration Center")	Daowai Spa	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between entity and Mege Union
Harbin Queen Beauty Demonstration Center Nangang Branch	Nangang Spa	A branch of Harbin Demonstration Center and as such part of Queen Group
Harbin Queen Beauty Demonstration Center Xuanhua Branch	Xuanhua Spa	A branch of Harbin Demonstration Center and as such part of Queen Group
Harbin Daoli Queen Demonstration Beauty Parlor	Daoli Spa	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between entity and Mege Union
Harbin Xinyang Spa	(same as legal name)	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between entity and Mege Union
Harbin SOKO Spa	(same as legal name)	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between entity and Mege Union
Shenyang Queen Beauty Demonstration Co. Ltd.	Shenyang Queen Beauty Spa	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between entity and Mege Union
Harbin Queen Beauty Vocational Skill Training School	(same as legal name)	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between entity and Mege Union

Harbin Xinyang Spa began offering members limited beauty services on December 1, 2008.  This spa officially opened, providing a full range of products and services to its members on April 1, 2009.  This spa currently has more than 500 members.

Results of Operations for the Three Months Ended February 28, 2009 and February 29, 2008

	February 28, 2009 USD	February 29, 2008 USD	Change
Net Sales
Professional Services	$2,578,572	$2,582,335	$(3,763)
Sale of Product	$1,432,104	$285,891	$1,146,213
Membership Fees	$705,051	$300,545	$404,506
Tuition	$395,133	$424,580	$(29,842)

Revenue	$5,110,861	$3,593,350	$1,517,511

Cost of Sales	$(1,807,084)	$(1,347,769)	$(459,315)
Gross Profit	$3,303,777	$2,245,581	$1,058,196

Operating Expenses	$1,438,622	$810,904	$627,718

Income Tax Provision	$28,537	$4,915	$23,622

Net Income	$1,855,474	$1,433,961	$421,513

Revenues:

Revenues for the three months ended February 28, 2009 increased by approximately $1.5 million or 42% to $5.1 million as compared to $3.6 million for the three months ended February 29, 2008. Our sales growth was driven by increasing sales from existing members and our continued efforts to  add new customers and expanding facilities . Our revenues were not increased by price increases as we did not increase our prices between February 28, 2008 and February 28, 2009 .  The sales from our more mature facilities were about $4.9 million while the sales from the facilities we opened in the third quarter of fiscal 2009 were about $0.2 million.

Compared to the same quarter of the prior year period, beauty and spa revenues increased by 40%, driven primarily by the opening of new facilities during the period. Fitness and yoga membership fee revenues increased by 135%, mainly as a result of the acquisition of a majority interest in Yoga Wave in March 2008.   Yoga Wave contributed about 52% to our fitness and spa revenue for the third quarter of fiscal 2009.

Our fitness memberships and beauty salon & spa customer base increased as follows:

	February 28, 2009	February 29, 2008
Fitness Memberships	12,900	7,800
New Memberships	1,332	1,229
Old memberships that were renewed	11,568	6,571
Memberships that were not renewed	432	229

Beauty & Spa Customers	19,400	8,200
New Customers	1,850	3,300
Recurring customers that purchased additional treatments	17,550	4,900
Customer that did not purchase additional treatments	450	100

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

  As of February 28, 2009 , Queen Group consists of seven individually-owned sole proprietorships, one of which has two additional branches that, under Chinese law, are generally exempt from paying corporate level income taxes unless they are assessed by the local authority otherwise. Two of the Queen Group entities were assessed by their local tax authority to be subject to a fixed-rate income tax. Under the fixed-rate income tax system, generally 10% of the annual gross revenues from each entity are deemed Taxable Net Income ("TNI") for income tax purpose, without giving consideration to costs and operating expenses. Income tax is then levied at 27% of the TNI.

Our Legend Spa is subject to the same fixed-rate income tax as the two Queen Group entities, that are currently assessed by local tax authority while our Lea Spa’s income tax is currently levied at 20% of its TNI instead of 27% , determined by the same fixed-rate system.

Yoga Wave is subject to a 25% income tax rate on all of its net income.

Results of Operations for the Nine Months Ended February 28, 2009 and February 29, 2008

	February 28, 2009 USD	February 29, 2008 USD	Change
Net Sales
Professional Services	$8,442,104	$7,056,217	$1,385,887
Sale of Product	$2,149,254	$995,808	$1,153,446
Membership Fees	$2,131,415	$484,032	$1,647,383
Tuition	$1,273,246	$512,230	$761,016

Revenue	$13,996,019	$9,048,287	$4,947,732

Cost of Sales	$(4,822,521)	$(3,330,316)	$(1,492,205)
Gross Profit	$9,173,498	$5,717,971	$3,455,527

Operating Expenses	$3,839,238	$2,251,863	$1,587,375

Income Tax Provision	$79,974	$7,675	$72,299

Net Income	$5,175,220	$3,464,687	$1,710,533

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

Compared to the same period of the prior year period, beauty and spa revenues increased by 31.5%, driven primarily by the opening of three new spas. Fitness and yoga revenues increased by 340%, driven primarily by the acquisition of a majority interest in Yoga Wave in March 2008.   Yoga Wave's activities contributed about 46% of our overall revenue in this segment for the first nine months of fiscal 2009.

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

As of February 28, 2009 , Queen Group consists of seven individually-owned sole proprietorships ( one of which has two additional branches ) that, under Chinese law, are generally exempt from paying corporate level income taxes unless they are assessed by the local authority otherwise. Two of the Queen Group entities were assessed by their local tax authority to be subject to a fixed-rate income tax. Under the fixed-rate income tax system, generally 10% of the annual gross revenues from each entity are deemed TNI for income tax purpose, without giving consideration to costs and operating expenses. Income tax is then levied at 27% of the TNI.

Our Legend Spa is subject to the same fixed-rate income tax as the two Queen Group entities that are currently assessed by local authority , while our Lea Spa’s income tax is currently levied at 20% of its TNI instead of 27% , as determined by the same fixed-rate system.

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

Investments

We invested $6.6 million in fixed assets and construction in process for the nine months ended February 28, 2009 as compared to $3.5 million in the same period of previous year. The investments are a part of our development plan which includes the leasehold improvement of our existing stores, relocating the Kunlun spa to its new location in Xuanhua at the end of the second quarter and construction of new facilities.  We invested $2.57 million in fixed assets (including new equipment and office furniture purchases) during the third quarter of fiscal year 2009.  We opened Shenyang Queen Beauty Spa and began providing limited beauty services at Harbin Xinyang Spa in the third quarter of fiscal 2009.

Financing

We made repayments to short-term loans of $2.5 million in cash and entered into two new loans in the aggregate amount of $2.2 million for the nine months ended February 28, 2009.   The two loans are with Shanghai Pudong Development Bank and are repayable on November 20, 2009. Such loans are used for capital expenditures (renovation of existing facilities).

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

Capital Expenditures

On July 1, 2008, Mege Union completed the acquisition of 100% of the interest of Lea Spa for RMB8,000,000 (equivalent to US$1,124,938 at the date of signing of the acquisition agreement).  As a result, Lea Spa is now a direct subsidiary of Mege Union engaged in the business of owning and operating a full service spa facility located in the Sofitel Wanda Harbin Hotel.

On March 1, 2008, Mege Union entered into an acquisition agreement with Shengchao to acquire 51% of Shengchao’s interest in Yoga Wave. The acquisition cost was RMB12,000,000 (equivalent to US$1,687,408 at the date of signing). The results of operations of Yoga Wave were included in the consolidated results of operations commencing March 1, 2008.

The general purpose of the acquisitions of Lea Spa and Yoga Wave is to expand our business presence in the Shenyang and Harbin markets, resulting in a maximization of profits. The funds used for the acquisitions came from the following sources :

Fund Source	Amount	Percentage of Acquisition Cost
Loan	$811,125	28.4%
Corporate Funds raised in Financing	$793,711	27.8%
Existing Profits	$1,252,307	43.8%
Total	$2,857,143	100.0%

We have also committed to upgrade and retrofit new and existing operations in several locations to maximum our appeal to existing and new clients in those locations as well as constructing new facilities, thus increasing our potential profit for the future. In general, upgrading and retrofitting our facilities consists of cosmetic renovation, purchasing state of the art equipment, if appropriate, and reconfiguring space to add attractive amenities that are designed to appeal to a sophisticated market. As part of our commitment to upgrade existing facilities, we entered into a new lease for our existing Kunlun beauty salon & spa at a new location and, as a result thereof, changed its registered name to Harbin Queen Beauty Demonstration Center Xuanhua Branch and its commercial brand name that is used on the storefront, customer card and third party communications to Xuanhua Spa. We also entered into a new lease for our new Da Qing facility. Currently, all renovations and constructions except the construction of the new Da Qing facility have been completed and all our facilities except Da Qing are fully accessible. The construction of Da Qing is expected to be completed in December 2009. The estimated construction costs for Da Qing are $1,314,285. During the construction, Da Qing is not open to customers. The funds for the construction as well as for the lease payments during the construction period come from the existing short-term loan facilities as well as from our cash flow generated by our ongoing operations.

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

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate.   There was no allowance for uncollectible amounts for the three and nine month periods ended February 28, 2009 and February 29, 2008, respectively.

Inventories

Inventory is mainly comprised of hair and skin care supplies .  Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchases and supplies for providing beauty treatments .

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

In December 2007, FAS No. 141(R), "Business Combinations," was issued replacing FAS No. 141, "Business Combinations." FAS No. 141R retains the fundamental requirements in FAS No. 141 that the acquisition method of accounting (which FAS No. 141 called the "purchase method") be used for all business combinations and for an acquirer to be identified for each business combination. FAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces FAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. FAS No. 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with FAS No. 141R). FAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently assessing the potential impact that the adoption of FAS No. 141R may have on our financial statements.

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

Taxes

Income Taxes

Wealthlink is a tax exempted company incorporated in the Cayman Islands and conducts all of its business through its subsidiary, Mege Union, and variable interest entity, Queen Group. The share exchange transaction between Wealthlink and American Business Holdings, Inc. was considered a reverse merger, and the Company is a Delaware corporation. For accounting purposes, the transaction was treated under purchase method as a reorganization. There was no goodwill or additional value recorded in such transaction. Therefore, the share exchange is not considered a taxable event.

1)           Corporate Income Tax

The Company is a Delaware corporation and conducts all of its business through Mege Union and Queen Group, both Chinese subsidiaries. All business is conducted in PRC.

As of February 28, 2009 , Queen Group consists of seven individually-owned sole proprietorships ( one of which has two additional branches ), which, under Chinese law, are generally exempt from paying corporate level income taxes unless they are assessed by the local authority otherwise. Two of the Queen Group entities were assessed by their local tax authority to be subject to a fixed-rate income tax. Under the fixed-rate income tax system, generally 10% of the annual gross revenues from each entity are deemed TNI for income tax purpose, without giving consideration to the costs and operating expenses. The Income tax is then levied at 27% of the TNI.

Our Legend Spa is also subject to the same fixed-rate income tax as the two Queen Group entities, while Lea Spa’s income tax is currently levied at 20%, instead of 27% , of its TNI, as determined by the same fixed-rate system.

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

Item 4(T).    Controls and Procedures

Disclosure Controls and Procedures

As of February 28, 2009, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Tong Liu, our Chief Executive Officer, and Xia Yu, our Chief Financial Officer.  Based upon that evaluation, the management concluded that, there were several significant deficiencies existing in the company’s disclosure controls and procedures. Management has been taking actions to mitigate those deficiencies and to ensure timely and effective reporting of information.

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

SOKO Fitness & Spa Group, Inc.

July 30, 2009	By:	/s/ Tong Liu
Tong Liu Chief Executive Officer (Principal Executive Officer)

July 30, 2009	By:	/s/ Xia Yu
Xia Yu Chief Financial Officer (Principal Financial and Accounting Officer)