Form 10-K
period 2009-05-31
SOKO FITNESS & SPA GROUP, INC.
filed 2009-08-31
CIK 1355835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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
Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

On August 27, 2009, 17,000,000 shares of the registrant’s common stock were outstanding.
The aggregate market value of the voting stock held by non-affiliates as of November 28, 2008 was approximately $6,400,000.

Documents Incorporated by Reference
None

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties.  Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this annual report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission ("SEC"), and that these statements are only estimates or predictions.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in "Risk Factors" in Item 1A of this annual report.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this annual report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.  Unless otherwise denoted herein, all financial information is provided in US Dollars.

PART I

In this Annual Report on Form 10-K, the terms "SOKO", "Company", "we," "us," or "our" refer to SOKO Fitness & Spa Group, Inc., together with its wholly-owned indirect subsidiary, Harbin Mege Union Beauty Management Ltd. ("Mege Union"), Mege Union's subsidiaries, and Mege Union's variable interest entity, Queen Group (as defined below). For purposes of this Annual Report, the Queen Group is defined to include Harbin Huang Emperor & Golden Gym Club Co. Ltd., Harbin Queen Beauty Demonstration Center (consisting of three facilities, the Daowai Spa and two branches, the Harbin Queen Beauty Demonstration Center Nangang Branch and Harbin Queen Beauty Demonstration Center Xuanhua Branch), Harbin Daoli Queen Demonstration Beauty Parlor, Harbin Xinyang Spa, Harbin SOKO Spa, Shenyang Beauty Demonstration Center and Harbin Queen Beauty Vocational Skill Training School.

Item 1.  Business.

Background

SOKO was incorporated as a Delaware corporation on September 9, 2004 under the name American Business Holdings, Inc. as a holding vehicle to own and control a textile and plastic packaging company in Central and East Africa. On September 12, 2004, SOKO completed a transaction in which it purchased all of the outstanding membership shares in Tissakin Ltd., a Democratic Republic of Congo Corporation, so that Tissakin became our wholly owned subsidiary. Through Tissakin, we were a manufacturer of bags for packaging agricultural products in the Democratic Republic of Congo.

On April 11, 2008, we consummated a share exchange and a series of transactions pursuant to which we acquired all of the outstanding shares of common stock of Wealthlink Co., Ltd. ("Wealthlink") from the Wealthlink Shareholders in exchange for 13,300,000 shares of our common stock.  We also sold the Tissakin operations to our former chief executive officers and certain others.

Following the completion of the transactions described above, we changed our name to SOKO Fitness & Spa Group, Inc. effective as of June 6, 2008.  These transactions are described in further detail under "Corporate History" beginning on page 13.

Wealthlink was organized under the laws of the Cayman Islands on March 27, 2007 and is headquartered in Harbin, Heilongjiang Province, China.  As a result of our acquisition of Wealthlink, we are engaged in the business of providing professional fitness, beauty salon and spa services through ten facilities located in the northeast region of China.

Our Business

We are in the business of operating distinctive destination centers in the Northeast region of the People's Republic of China ("China") that offer professional fitness and yoga services as well as beauty salon and spa services. We are currently the largest multi-facility operator of fitness centers and beauty salons and spas in Northeast China.  Our beauty salons and spas provide services that include, but are not limited to, skincare, hair dressing, manicure, pedicure, body care, massage, and weight loss therapy. Currently our three fitness centers have approximately 13,000 members in total and our nine beauty salons and spas are visited by approximately 19,500 clients annually.  We have one beauty school in Harbin, Heilongjiang Province, China. Our goal is to provide programs, services, and products that uniquely combine exercise, education, and nutrition to assist our members and clients achieve their fitness and beauty goals and to help them to lead a healthy way of life and to achieve a richer lifestyle.

The Company has established a marketing department which constantly conducts in depth market research by, conducting customer surveys and analyzing competitors, market trends, fitness and beauty trends, sports participation statistics and sports and beauty demographics.

Today, urban residents of large and medium-sized Chinese cities spend more time and money in health and fitness clubs, to balance their work lives, seeking a scientific and customized recipe for their physical fitness. For many individuals, the most important thing in working out is to do exercises more scientifically and healthily.  Our internal statistics show that our fitness club members spend more than $700 per year. The fast expansion of urban middle class population and continuous economics growth in China will provide the fitness industry with sustainable growth for a foreseeable future.

The growth potential in our key markets in Harbin and Shenyang is substantial.  According to the 2008 China Fitness Club Industry Report ("AASFP Report") published by the Asian Academy for Sports and Fitness Professionals ("AASFP") as of November 30, 2008, there were 2,770 fitness clubs in the 61 largest cities in China.  According to the AASFP Report, Harbin has a population of about ten million, with 50,250 individuals currently being served in 43 fitness centers, resulting in a membership penetration rate (the proportion of the fitness club members to the local population) of 0.51%, which currently makes it the 18th largest fitness market in China.  Shenyang has a population of about seven, with 59,500 individuals currently being served in 47 fitness centers, resulting in a membership penetration rate of 0.84% and making it currently the 14th largest fitness market in China.  We currently operate one fitness center in Harbin (with about 8,000 members) and two fitness centers in Shenyang (with an aggregate of about 5,000 members).  Based on the statistics provided in the AASFP Report, in Harbin and Shenyang, SOKO's areas of operation, SOKO currently has market shares of approximately 16% and 8%, respectively.

Although Harbin and Shenyang are deemed to be second tier cities, we see more opportunities for our company in these markets than in other cities in China as we experience less competition while the residents of Harbin and Shenyang experience similar growth of their personal wealth as residents in first tier cities. With respect to the beauty and spa market, SOKO's own extensive market research by its marketing department shows that in its primary market, Harbin, SOKO has a market share of approximately 25-30% of the overall market, with a market share of about 50% of high end spas.  SOKO is the only multi-spa owner in the Northeast region of China. Even in the current global economic downturn we find that our business is robust and the spending habits of our members and clients are relative unaffected. According to the National Bureau of Statistics of China, the first quarter of 2009, urban residents' disposable income rose 11.2%. However, if Chinese economic condition starts to show deterioration and Chinese stimulation program fails to achieve its goal, we may see a slowdown in our business. In the short-term, we face challenge of pricing war from our competitors. Facing such challenges, SOKO will continue its current strategy of focusing on high-end customers by maintaining our quality of services and continuing to promote our brand name to maintain the loyalty of our members and clients. SOKO promotes the concept of total wellness, which seeks balance of nutrition, exercises and way of living, rather than simple fitness.  Currently, about 81% of our fitness club members renew their contracts and about 84% of our beauty salon clients return and book additional treatments.

Although the fitness and beauty markets are fast developing in China, such market faces certain challenges. In China, the markets for fitness clubs and spas are currently not segmented. While in the US different clubs position themselves based on their target group (such as marital status, gender, age, social status, pricing, etc.), in China currently most fitness clubs and beauty spas only compete on pricing.  SOKO, however, believes that market segmentation similar to the segmentation in the US will be the future. The majority of customers of fitness clubs and beauty spas in China are well educated, middle class residents with substantial disposable income seeking to show their social status. As such they have developed certain tastes and various demands and focus on building a certain lifestyle. In order to succeed we therefore must analyze their demands carefully and position ourselves accordingly.  As the market will become more and more segmented, to gain considerable return in such segmented market will become more difficult and will result in slower development for our brand.

As the market entry costs are relatively low and new clubs can attract considerable customers by massive advertising before opening, SOKO faces competition from new competitors. However, as the expectations of the customers are very high due to a lack of customer service, meeting the demands of the customers and lack of managerial skills, many customers become disappointed and choose to leave such new competitors. As a result, many new clubs leave the market after one to two years. In order to maintain our membership and client base and attract new customers, we always improve our services and engage in extensive market research to find out more about our member and client needs, demands and trends.

SOKO sees loyal members and clients as long term investment, whose value is increasing over years.  While many competitors may be willing to enter into a price war, SOKO positions itself as a high end fitness center and beauty salon and spa operator that will not enter into a price war as a decrease of membership fees and spa treatment fees for new customers would alienate our existing members and clients. We rather work on building our brand image and recognition as an operator of high end fitness centers and beauty salons and spas that offers outstanding services and facilities and fulfills its members and clients growing demands.  Although SOKO’s membership fees and spa treatment fees are not cheap on average in markets where we operate, one of our main focuses is improving member and client experience by constantly adding new facilities, equipment, courses and treatments. Surveys of our marketing department show that our members and clients appreciate our constant increase of more quality services.

The 2009-2012 Investment Analysis and Prospective Projection Report on China Beauty and Spa Market points out that "[i]n 2008, China's beauty and spa industry was seeing high speed development with 23.8%, its total revenue reached RMB 320 billion, and its profit rises with 37.9%, which is the highest growth rate among all industries in China.  National employee number in beauty and spa industry is about 11.2 million, which ranks number one in third industry.

"Until 2008, demand for beauty and spa products is beyond Japan and Korea and is on first place in Asia while is third place in the world after the United States and France.  As population base is very big in China, demand for beauty and spa products is very big, too.  Based on per capita demand, China beauty and spa industry has 15 to 18 times market space to develop and future market is very optimistic.  Now China beauty and spa industry is becoming the fifth hottest market after real estate, automobile, computer and electronics, and tourism. As it has excellent industry development prospect and space, tremendous commercial opportunity has arisen."

SOKO has been in the beauty and spa industry more than 17 years. SOKO is a leader in Harbin’s beauty and spa industry and dominates the mid-high end market.  In Harbin we serve approximately 19,500 clients while, according to our internal marketing research, we believe our next largest competitor only serves about 1,500 clients.

For the year ended May 31, 2009, our beauty and spa operations accounted for about 76% of our revenue, fitness operations accounted for about 15% of our revenue and miscellaneous activities (including our beauty school) accounted for the remaining 9% of our revenue.   We believe that this revenue breakdown will continue in the future. We generally open our facilities to members 12 hours a day, 7 days a week.  Currently, our fitness centers average 33,150 visits per month and our beauty salons and spas average about 21,000 visits per month.

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

Plan of Operations

SOKO currently holds all of the issued and outstanding capital of Wealthlink, which holds all of the issued and outstanding capital of Mege Union.  SOKO and Wealthlink are holding corporations and do not conduct any operations.  Mege Union directly operates one facility and otherwise conducts its business through one wholly (100%) owned and two majority (51%) owned operating subsidiaries as well as through an association with seven individually-owned sole proprietorships (one of which has two additional branches) comprising the variable interest entity known as the Queen Group.  Each of the entities that comprise the Queen Group is owned independently by our Chairman, Mr. Liu.  Our affiliation with the Queen Group is managed through several exclusive agreements between the Company and each Queen Group’s entity.  As a result of our arrangements with these entities, we effectively control each of the Queen Group entities and, through them, we operate successful fitness centers and beauty salons and spas.  The following is a complete list of the fitness centers and beauty salons and spas currently operated by Mege Union as of June 1, 2009, together with their recognized facility name and relationship to Mege Union:

Fitness Centers

Legal Name of Entity	Commercial Name	Ownership
Shenyang Letian Yoga Fitness Center	Yoga Wave	Owned 51% by Mege Union and 49% by an unaffiliated third party

Shenyang Starway Fitness Co., Ltd.	Yoga Wave II	Owned 51% by Mege Union and 49% by an unaffiliated third party

Harbin Huang Emperor & Golden Gym Club Co., Ltd.	SOKO International Fitness Center	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between entity and Mege Union

Beauty Salons and Spas

Legal Name of Entity	Commercial Name	Ownership
Harbin Mege Union Beauty Management Ltd.	Legend Spa	Owned 100% by Wealthlink

Harbin Tai Ai Beauty Co. Ltd.	Lea Spa	Owned 100% by Mege Union

Harbin Queen Beauty Demonstration Center ("Harbin Demonstration Center")	Daowai Spa	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between entity and Mege Union

Harbin Queen Beauty Demonstration Center Nangang Branch	Nangang Spa	A branch of Harbin Demonstration Center and as such part of Queen Group

Harbin Queen Beauty Demonstration Center Xuanhua Branch	Xuanhua Spa	A branch of Harbin Demonstration Center and as such part of Queen Group

Harbin Daoli Queen Demonstration Beauty Parlor	Daoli Spa	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between entity and Mege Union

Harbin Xinyang Spa	(same as legal name)	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between entity and Mege Union

Harbin SOKO Spa	(same as legal name)	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between entity and Mege Union

Shenyang Queen Beauty Demonstration Co. Ltd.	Shenyang Queen Beauty Spa	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between entity and Mege Union

Beauty School

Legal Name of Entity	Commercial Name	Ownership
Harbin Queen Beauty Vocational Skill Training School	(same as legal name)	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between entity and Mege Union

In addition, Mege Union currently has one new beauty salon & spa facility under construction. This facility will operate under the name Da Qing and is scheduled to open in May 2010.  We plan to expand our brand through the establishment of additional directly owned subsidiaries of Mege Union.

Through more than 17 years of dedicated efforts, we have grown significantly in terms of the number of facilities we operate and our facilities have become distinctive destinations.  At the end of fiscal year 2009, we had approximately 13,000 members at our fitness centers and approximately 19,500 clients at our beauty salons and spas. While entry to our fitness centers is limited to members only, clients of our beauty salons and spas do not have to become members to receive treatments. The clients of our beauty salons and spas can either purchase one time treatments or choose to purchase multiple treatments at a discounted price. As an additional benefit, clients of our beauty salons and spas who purchase multiple treatments receive additional benefits such as private lockers, free showers and use of one of our luxury treatment suites.  Although many of our fitness club members are also clients of our beauty salons and spas, membership in our fitness center is not compulsory for being a client of our beauty salons and spas. Our members enjoy professional fitness, beauty salon and spa services provided by our facilities.  The attrition rate in our fitness centers is currently about 19%, the attrition rate in our beauty salons and spas (clients not returning after booking a single treatment or a multiple treatment package) is currently about 11%. In the last three years, the membership base of our fitness centers and the client base of our beauty salons and spas  purchasing multiple spa treatments developed as follows:

	May 31,
	2007	2008	2009

Fitness Memberships	6,800	10,000	13,000
New memberships		2,980	4,890
Old memberships that were renewed	6,800	7,020	8,110
Memberships that were not renewed		340	1,890

Beauty Salon and Spa Clients	5,000	10,000	19,500
New clients		2,140	11,068
Recurring clients	5,000	7,860	8,432
Clients that did not purchase additional treatments		340	1,568

We are focused on generating revenue in three business segments: Professional Fitness and Yoga, Beauty and Spa, and Beauty School operations. Our revenues are generated through professional services, sales of products that complement and supplement our services, membership fees and the tuition we charge our students. We currently offer different levels of membership and price structures for our fitness clubs, as well as varying price packages at our beauty salons and spas and beauty school.

With respect to our fitness centers, members can choose among three-month, twelve-month and twenty four-month memberships as well as long term memberships for three and five years based on their individual needs. For our SOKO International fitness center once a member signs up for the service and chooses the membership term, he or she is required to prepay the membership fee for the entire term. Such prepaid membership fee is non-refundable if the member decides to cancel membership before the term expires.  No other fees have to be paid by the member to maintain his or her membership. For our Yoga Wave and Yoga Wave II fitness centers, each member pays a non-refundable initial membership fee plus a small administration fee to become a member.  In addition to such fees, members of our Yoga Wave and Yoga Wave II fitness centers pay monthly membership fees in order to maintain their membership.  Members can choose to pay the monthly membership fee on a month-by-month basis or to prepay, on a non-refundable basis, the monthly membership fees for the entire membership term at a discounted rate depending on the length of the membership term.  Currently approximately 60% of our Yoga Wave and Yoga Wave II fitness club members prepay their monthly membership fees.  Members of our fitness centers have unlimited access to the facility and do not have to pay for any classes we offer. However, to the extent they request the service of personal trainers, additional fees are paid by the member for such services.

The clients of the beauty salons and spas do not need to pay any upfront initiation fee or monthly service fee in order to receive services.  Clients can receive services as walk-ins and by appointment. They can choose between one-time treatments at our regular rates and multiple treatments at discounted rates. If a client chooses multiple treatments, he or she is required to prepay upfront, on a non-refundable basis, the entire discounted package price for both all treatments and the products that will be used for those treatments.  However, there is no time limit on when treatments can be sought.  In addition, clients who purchase multiple treatments receive additional benefits such as private lockers, free showers and use of one of our luxury treatment suites.  All clients of our beauty salons and spas have the opportunity to purchase additional products for at-home use.

Our beauty school offers beauty and spa professional training through different forms of courses and workshops at different price levels.  The duration of such courses and workshops is between one month and two years. Students pay tuition for coursework and workshops at the beginning of the term and, throughout the term they pay the additional cost of supplies and products.  Tuition for our courses and workshops is determined based on the level and the topic of a particular course or workshop, as well as the number of classes that make up a full course or workshop. Our beauty school provides qualified beauticians for our beauty salon and spa operations as we offer to the top 5% of graduates the opportunity to work in one of our beauty salons and spas.  Approximately one third of our students board at our beauty school for an extra fee.

Our working capital is used for operational costs, the development of new fitness clubs, debt service requirements and other capital expenditures necessary to maintain existing facilities.  Historically, we have satisfied our working capital needs through cash from operations and various short-term borrowing arrangements.  Consistent with the general practice of the industry in China, the bulk of our working capital is created through non-refundable membership fees and prepaid, non-refundable fees for memberships and/or treatments.  Membership fees of members who pay monthly are recognized in the period in which facility access is provided. The membership fees of our SOKO International fitness center and the membership fees from members of our Yoga Wave and Yoga Wave II fitness centers who pay their monthly membership fees up-front (both new membership sales and membership renewals) as well the non-refundable initial membership fees payable by the members of our Yoga Wave and Yoga Wave II fitness centers are amortized over the period of the contract commencing with the first month of the new member contract or renewal contract, as applicable.  All sales of prepaid spa treatments are recorded as deferred revenue upon initiation and are recognized proportionally when each treatment is provided.

Our aim is to provide programs, services, and products uniquely combined with exercise, education, and nutrition to help lead our members into living a rich lifestyle as well as achieve their fitness and beauty goals.   We have elected to take advantage of the synergies among our core business lines, locating many of our beauty salons within our spa facilities.  Shenyang Queen Beauty Spa opened in late October 2008 in the same building as our Yoga Wave fitness center.  The continued development of these overlapping opportunities has enabled us to enhance the value of our services to clients and attracts new clients from one area to another.

We believe that the health and fitness market in China provides an excellent opportunity for growth and we are currently focused on taking advantage of this opportunity to enhance the value of our brand through organic growth and strategic acquisitions. We have been expanding our business throughout Northeast China by building new facilities and updating and modifying our existing spas and salons. We believe a key to our growth lies in finding new venues in thriving metropolitan areas and upscale real estate markets where we can target our core demographic customer. We have recently begun tapping in to this market with the opening of Shenyang Queen Beauty Spa. We will continue to look for opportunities to expand our operations throughout the region.

When we open a new fitness club or beauty salon and spa, our fixed costs increase (as do our variable costs to some degree), but without the membership revenue base of a mature fitness club or beauty salon and spa. As a new fitness club or beauty salon and spa increases its customer base, fixed costs are typically spread over an increasing revenue base and its club contribution tends to improve. Based on our experience, revenues of a fitness club increase significantly during its first three years of operation. By the end of the first full year of operations, a fitness club has typically achieved modest club contribution and is cash flow positive. By the end of the second full year of operations, a fitness club has typically generated significantly better club contribution as the member base grows with minimal incremental fixed operating costs. By the end of the fourth full year of operations, a typical fitness club has matured, with memberships at or near capacity. Our beauty salons and spas have even better capital cycles. Based on our experience, by the end of the first six to eight months of operations, a beauty salon and spa has typically achieved modest spa contribution and is cash flow positive. By the end of the first full year of operations, a beauty salon and spa has typically generated significantly better spa contribution as the client base grows with minimal incremental fixed operating costs. Based on the historical performance of our mature fitness clubs and beauty salons and spas, we expect that, even in difficult economic times, our newer fitness clubs and beauty salons and spas will grow significantly faster over the first two to three years than our average mature fitness clubs or beauty salons and spas, while requiring only a minimal level of additional working capital. We expect growth in revenues to continue as recently opened fitness clubs and beauty salons and spas continue to mature. In addition, we expect growth in revenues as we implement long-term strategic plans to expand the brand with new fitness clubs and beauty salons and spas in existing markets and selected new markets and with new programs, services and products.

Consistent with the general practice of the spa industry in China, in order to maximize its working capital, the Company makes advances and deposits to suppliers, with whom the Company has a long standing business relationship, for inventory purchases. By doing so, we are able to maintain the relationship with the supplier and purchase the inventory under the most favorable conditions and discounts and in certain cases become the exclusive agent of a product for the northeast region of China.

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

Management researches and reviews the demographic makeup of the areas in which we currently operate, as well as other communities to determine the best way to utilize Company resources to expand into new markets.  Our research focuses on those areas that can support a facility that caters to upscale clientele interested in personalized attention and superior service provided by dedicated professionals.  Our marketing department has a well developed plan for identifying and targeting potential geographic sites for business development and expansion.  The tools used by our marketing professionals include reviewing independent market and demographic research and census data, as well as conducting visual inspections and obtaining written surveys of the population in a target area.  The company tracks the results of this research against its business model to determine where or if an existing facility will be upgraded or a new facility built in any proposed location.  Our internal market research targets growth in both residential areas and business districts among young professionals, business executives, government officials, business owners and other upper middle class individuals.

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

This type of research resulted in our opening of the Shenyang Queen Beauty Spa in late October of last year.

The Company may also utilize alternative methods of expanding its business in the Northeast region of China, including partnering with existing spa owners or establishing franchises.  These strategies are under consideration and may be opportunistically developed in the future as deemed appropriate.

Coupled with the desire to grow our business outlined above, we believe that it is key to our ongoing success that all of our facilities be fitted with the most sophisticated equipment and technology available. It is our intention to develop and use 21st century technology to enhance the experience of each of our clients. We have developed a website for our fitness members that allows them to, among other things: consult with our team of professional service providers, make appointments, hold on-line discussions with our staff and other clients and review educational materials. We will continue to update and change our technology as new operating systems and software are introduced so we can remain ahead of the curve.

Services, Programs and Products Services

We provide programs, services, and products that are uniquely combined with exercise, education, and nutrition to assist our members with achieving fitness and beauty goals that may help them achieve a richer lifestyle, including:

Professional Fitness	Beauty Salon and Spa	Beauty School
• Cardiovascular, resistance and free-weight equipment
• Professional training
• Group training
• Comprehensive fitness testing
• Educational demonstrations
• Nutrition coaching
• Weight loss programs
• Remix
• Fight-do
• Body-balance
• Yoga
• Swimming
	• Hair, nail and skin care • Body re-shaping • Whirlpool, sauna and steam rooms • Therapeutic and other massages	• Professional skill training • Management training

We also offer our members high-end beauty and skin care products, including: Albion; Albion-EXG; Syma; La Colline; SELF’SHOW; and BDO product lines.

We typically experience the highest level of member activity at our fitness facility and beauty salon and spa facilities during the hours of 11:00 a.m. – 01:00 p.m. and 05:00 p.m. – 07:00 p.m.

As of the end of our most recent fiscal year, our revenues from each of our business segments was:

	May 31,
	2009	2008
Professional Services	$11,284,644	$10,296,518
Sales of Products	3,624,257	1,229,363
Membership Fees	2,977,462	1,498,503
Tuition	1,682,744	938,746
Total	$19,569,108	$13,963,130

Acquisitions of Lea Spa and Yoga Wave II

On July 1, 2008, Mege Union completed the acquisition of 100% of the interest of Lea Spa for RMB8,000,000 (equivalent to $1,124,938 at the date of signing).  As a result, Lea Spa is a direct subsidiary of Mege Union engaged in the business of owning and operating a full service spa facility located in the Sofitel Wanda Harbin Hotel.

On May 31, 2009, Mege Union entered into an acquisition agreement with Starway Asia Limited to purchase a 51% interest in Shenyang Starway Fitness Co., Ltd (Yoga Wave II) for RMB2,718,300 (approximately $0.4 million at the date of signing). The acquisition was completed in June 2009.

The Queen Group

Each of the Queen Group entities was established as an independent business in 1992.  The Queen Group entities became part of Mege Union in 2007.  The Queen Group's revenue accounted for 73% and 86% of our total revenue for fiscal years 2009 and 2008, respectively.  The Queen Group consists of independently owned variable interest entities through which we operate successful salons and fitness centers.  Our Chairman, Mr. Liu, is the sole owner of each of the Queen Group entities.  The companies comprising the Queen Group are:

•	Harbin Huang Emperor & Golden Gym Club Co., Ltd. (SOKO International Fitness Center);

•	Harbin Daoli Queen Demonstration Beauty Parlor;

•	Harbin Queen Beauty Demonstration Center (consisting of three facilities, the Daowai Spa and two branches, Nangang Spa and Xuanhua Spa);

•	Harbin Xinyang Spa;

•	Harbin SOKO Spa;

•	Shenyang Queen Beauty Demonstration Co. Ltd.; and

•	Harbin Queen Beauty Vocational Skill Training School.

Our affiliation with the Queen Group is managed through several exclusive agreements between the Company and each Queen Group’s entity.  These agreements are:

1.
a Consulting Services Agreement between Mege Union and the Queen Group entity that provides for Mege Union to exclusively provide essential services relating to technology, human resources and research and development to the Queen Group entity in exchange for a Consulting Services Fee. Currently the parties have not instituted such Consulting Fee;

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

3.
an Option Agreement among Mege Union, the Queen Group entity and the shareholders of such entity that grants Mege Union the right to acquire all of the shareholders' interest in the Queen Group entity when, if and to the extent permitted by the laws of the People's Republic of China and prohibits the shareholders from otherwise disposing of their interest in the Queen Group entity except with the prior written consent of Mege Union.  Under the laws of China no appraisal is required in the event the option granted by the Option Agreement is exercised;

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

Although each of the Queen Group entities has its own set of agreements with us, for each entity the terms and conditions of the agreements are identical.  As a result of the understandings and agreements provided in the foregoing documents, we effectively control each of the Queen Group entities.   Except as set forth in these agreements, Mr. Liu is not entitled to any other compensation in connection with his ownership of the Queen Group entities.

Although the Consulting Services Agreement gives Queen Group the right to terminate, cancel or revoke the agreement in certain instances, we believe such would neither be in the interest of Mr. Liu as a shareholder of the Company nor in his interest as our Chairman and officer. The Company therefore believes that it currently does not need additional safeguards to ensure that the termination provision of the Consulting Services Agreement is not triggered.  As of May 31, 2009, there was no existing indebtedness of the Queen Group.

Key Characteristics

Combined with over 17 years of knowledge and experience with beauty salon operations, advanced western management, and Chinese consumers’ habit, we have has developed a localized managing system that supports our leading position in our current fitness & spa operations as well as our future expansion potential.

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

We have set our focus on serving wealthy individuals with premium consumption powers (mid- to upper-tier consumer group). We have also set our consumer focus on corporate clients who are willing to compensate their employees with memberships in our facilities as extra benefits. However, currently we are not reliant on corporate clients.  As of May 31, 2009, corporate clients contributed approximately 2.8% to our total revenue.

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

We not only engage in traditional marketing tools to advertise in the marketplace, but also develop mutually beneficial platforms through our institutional customers to further enhance our marketing strategy:

•
Direct Telemarketing: by engaging the major event sponsorships with other reputable institutes, we have further increased our market awareness and exposure within the wealthy individual and household communities. Our partner for information sharing in this sector is Hiersun Diamond Group.

•
Event Sponsorship: by engaging the major event sponsorships with other reputable institutes, we have further increased our market awareness and exposure within the wealthy individual and household communities. Our partner for information sharing in this sector is Hiersun Diamond Group.

•
Joint Sales: we jointly sell our memberships with third party institutes to efficiently utilize the marketing effects of other brands and eventually to achieve mutual benefits by all parties. Some of our partners for information sharing in this sector include China Everbright Bank, Shanghai Pudong Development Bank, China Southern Airline, Songlei Commercial Group.

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

Competition

China’s health and fitness market is highly segmented and is still at its infant stage. No market leader has emerged in China unlike most of the mature markets in the West or other industrially-advanced countries. Currently, no single company in China counts for more than 3% of total nationwide market share. Management believes that due to the change in consumer taste – health and fitness is no longer a "hobby," and that consumer focus on the health and fitness market has shifted to quality and professionalism of service instead of pricing, as was the case in the past.

Trademarks

We currently hold registered trademarks for the following names and symbols:

Government Regulation

Physical Exercise:

According to "China Law on Physical Culture and Sport," the administrative department for physical culture and sports under the State Council shall be in charge of the operation of physical culture and sports throughout China. Other relevant departments under Chinese State Council shall administer the operation of physical culture and sports within their respective functions and powers.

China practices a skill-grading system for social sports instructors, who guide social sports activities.  The social sports instructors are classified into four classes: Class III, Class II, Class I and State Level. Each class of instructor must be trained accordingly. State Level instructors (the highest class) must have a minimum of five years relevant experience.

According to "Heilongjiang Provincial Administration Regulation in respect of Physical Exercise Related Business," the physical exercise related business shall be qualified with following conditions: (a) proper facilities and buildings in satisfactory with the necessary requirement of business operation, security, fire protection, environmental protection and hygiene; (b) necessary registered capital; (c) the exercising facilities and instruments in compliance with the national standard stipulated by competent institution; and (d) the trained social sports instructors or other staffs with proper qualification for physical exercising guidance.

Beauty Industry

According to "Interim Measures for the Administration of Beauty Treatment and Hairdressing Industry" (the "Beauty Order") issued by Ministry of Commerce, the Ministry of Commerce shall be in charge of the work of national beauty treatment and hairdressing industry.

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

Employees

As of May 31, 2009, we had 800 full-time employees. Of these employees, 290 employees are employed by Mege Union and 510 employees are employed by the Queen Group. Our employees work in the functional units as indicated in the table below.

Department	Total Number

Management	30
All administration	70
Sales	148
Beauty and Spa Professionals	456
Fitness Professionals	96

We have not experienced any work stoppages and we consider relations with our employees to be good.

Corporate History

SOKO was incorporated as a Delaware corporation on September 9, 2004 under the name American Business Holdings, Inc. as a holding vehicle to own and control a textile and plastic packaging company in Central and East Africa. On September 12, 2004, the Company completed a transaction in which it purchased all of the outstanding membership shares in Tissakin Ltd., a Democratic Republic of Congo corporation ("Tissakin"), so that Tissakin became our wholly owned subsidiary. Through Tissakin, the Company was a manufacturer of bags for packaging agricultural products in the Democratic Republic of Congo.

On April 11, 2008 (the "Closing Date"), we entered into a Share Exchange Agreement with Wealthlink and the shareholders of Wealthlink (the "Wealthlink Shareholders") pursuant to which we issued an aggregate of 13,300,000 shares of common stock of the Company to the Wealthlink Shareholders, including Mr. Tong Liu, our current Chairman of the Board and Chief Executive Officer, in exchange for all of the outstanding shares of common stock of Wealthlink and a cash payment of $300,000 by Wealthlink to the Company.  Concurrently with the share exchange, we provided $400,000 to Mr. Tong Liu to purchase 1,000,000 shares of common stock from Mr. Husain, then director of the Company, and an aggregate of 1,575,000 shares of common stock from certain other original shareholders of the Company with the understanding that Mr. Tong Liu would immediately return these 2,575,000 shares to the Company for cancellation.  Following the purchase of these 2,575,000 shares by Mr. Tong Liu on the Closing Date, Mr. Tong Liu immediately returned them to the Company as agreed for cancellation.  These transactions are collectively referred to as the "share exchange."

Also, on the Closing Date, immediately prior to and as a condition to the completion of the share exchange, the company entered into a Stock Purchase Agreement with each of Syed Irfan Husain, the Company’s then President and Chief Executive Officer, Syed Idris Husain, and Verifica International, Ltd. (collectively, the "Buyers").  Pursuant to this agreement, the Buyers purchased all issued and outstanding shares of Tissakin in consideration of 79,000,000 shares of common stock of the company owned by the Buyers.

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

Additionally, on the Closing Date, SOKO entered into a Securities Purchase Agreement, Warrant, Registration Rights Agreement and Lock-Up Agreement with three investors (the "Purchasers") for an aggregate of $2,000,000 (the "Financing"). Upon the terms and subject to the conditions set forth in the Securities Purchase Agreement, SOKO sold, and the Purchasers purchased, in the aggregate, 2,000,000 shares of our common stock and warrants to purchase an additional 2,000,000 shares. The warrants have an exercise price of $1.25 and are exercisable at any time through the third anniversary of the Closing Date. Additionally, each Purchaser’s ability to exercise the warrant is limited to the extent such Purchaser’s beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) would exceed 4.99% of the SOKO’s outstanding common stock. From the Closing Date and through the twelve-month anniversary of the Closing Date, certain SOKO shareholders agreed not to sell any of their shares of our common stock. The company filed a registration statement with respect to the shares and warrants acquired by the Purchasers with the SEC on June 10, 2008.  This registration statement remains subject to SEC review.

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

As a result of the consummation of all of the foregoing transactions, the following changes in the outstanding shares of the company were recorded:

•	The company reacquired 79,000,000 shares from its original shareholders;

•	Mr. Liu acquired, with funds provided by the Company, 2,575,000 shares from certain original shareholders of the Company and returned such shares to the Company for cancellation;

•	The Company issued an additional 13,300,000 shares to Wealthlink Shareholders, including Mr. Liu;

•	The company issued an aggregate of 1,275,000 shares to several advisors of the company for structuring the share exchange;

•	The Purchasers acquired 2,000,000 shares and warrants to purchase up to an additional 2,000,000 shares;

•	The company cancelled 65,000,000 shares; and

•	E-Tech Securities Inc. was issued a warrant to purchase up to 160,000 shares.

An additional 425,000 shares remain held by certain original shareholders of the company.

On the Closing Date, we also entered into a Consulting Agreement with Syed Idris Husain, pursuant to which Mr. Husain agreed to provide us with regular and customary consulting advise as may be requested by us for a period of six months from the Closing Date.  Pursuant to this agreement, on the Closing Date, the Company paid to Mr. Husain the lump sum of $300,000 in consideration of such services.

After the completion of the transactions described above, we changed our name to SOKO Fitness & Spa Group, Inc.

Item 1A.  Risk Factors.

You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company and some risks and uncertainties are inherent in our business. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The following sets forth factors related to our business, operations, financial position or future financial performance or cash flows which could cause an investment in our securities to decline and result in a loss. In assessing these risks, you should also refer to the other information contained in this annual report, including our consolidated financial statements and related notes.

Risks Related to Our Business and Industry

We face competition from other health and fitness facilities and service-providers.

We face formidable competition in every aspect of our business, and particularly from other health and fitness providers seeking to attain clientele. Currently, we consider our primary competitor to be Weider-Tera.  Weider-Tera can use its resources in a variety of competitive ways, including by making acquisitions, investing more aggressively in development and competing more aggressively for marketing and advertisers. If our competitors are successful in providing similar or better facilities, services and products, we could experience a significant decline in clientele or members. Any such decline could negatively affect our revenues.

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

Our success depends on providing products and services that make our members and clientele in the health and fitness community enjoy a more satisfying and enjoyable experience. Our competitors are constantly developing new facilities, products and services. As a result, we must continue to  enhance our facilities and our existing products and services and introduce new products and services that people can enjoy and use. We spent approximately $100,000 and $130,000, on research and development in fiscal years 2008 and 2009, respectively.  If we are unable to provide quality products and services, then our clients and members may become dissatisfied and move to a competitor’s products and services. Our operating results would also suffer if our innovations are not responsive to the needs of our clients and members.

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

Generally, all of our assets are located in China and our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, on the economic, political and legal developments in China.

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

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our common stock.

The government of China could change our policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our and your investment.

Our business is subject to significant political and economic uncertainties and may be affected by political, economic and social developments in China. Over the past several years, the government of China has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The government of China may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice. Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, or devaluations of currency could cause a decline in the price of our common stock, should a market for our common stock ever develop. Nationalization or expropriation could even result in the total loss of your investment.

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

Although we use the United States dollar for financial reporting purposes, all of the transactions effected by our operating subsidiaries are denominated in RMB. The value of the RMB fluctuates and is subject to changes in China’s political and economic conditions. We do not currently engage in hedging activities to protect against foreign currency risks. Even if we chose to engage in such hedging activates, we may not be able to do so effectively. Future movements in the exchange rate of the RMB could adversely affect our financial condition as we may suffer financial losses when transferring money raised outside of China into the country or paying vendors for services performed outside of China.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

As our executive officers and several of our directors, including the chairman of our Board of Directors, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States. Also, because our operating subsidiaries and assets are located in China, it may be extremely difficult or impossible for you to access those assets to enforce judgments rendered against us or our directors or executive offices by United States courts. In addition, the courts in China may not permit the enforcement of judgments arising out of United States federal and state corporate, securities or similar laws. Accordingly, United States investors may not be able to enforce judgments against us for violation of United States securities laws.

We may face obstacles from the communist system in China.

Foreign companies conducting operations in China face significant political, economic and legal risks. The Communist regime in China, including a cumbersome bureaucracy, may hinder Western investment.

Capital outflow policies in China may hamper our ability to declare and pay dividends to our shareholders.

China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our management believes that we will be in compliance with these regulations, we may not be able to pay dividends to our shareholders outside of China if these regulations or the interpretations of them by courts or regulatory agencies change. In addition, under current China law, we must retain a reserve equal to 10 percent of net income after taxes, not to exceed 50 percent of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to our shareholders. We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

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

Shares of our common stock are not eligible as yet for trading on any national securities exchange. Our common stock is eligible for quotation in the over-the-counter market on the Over-The-Counter Bulletin Board ("OTCBB") pursuant to Rule 15c2-11 of the Exchange Act. This market tends to be highly illiquid. There can be no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the OTCBB as opposed to securities that trade on a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations, and generally lower trading volume.

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

Our certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock with $.001 par value. There are currently 17,000,000 shares of our common stock and no shares of our preferred stock outstanding,  An additional 2,160,000 shares of common stock are reserved for issuance upon the exercise of outstanding warrants and 110,000 shares of common stock are reserved for issuance upon the exercise of outstanding stock options .   As a result, there are approximately 480,730,000 authorized and unissued shares of our common stock and 10,000,000 shares of our preferred stock which have not been reserved and are available for future issuance. Although we have no commitments as of the date of this offering to issue our securities, we may issue a substantial number of additional shares of our securities to complete a business combination or to raise capital. The issuance of additional shares of our securities:

•	may significantly reduce the equity interest of investors in this offering; and

•	may adversely affect prevailing market prices for our common stock.

The application of the "penny stock" rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules. Shares of our common stock are subject to rules adopted by the SEC that regulate broker-dealer practices in connection with transaction in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 which are not registered on a national securities exchange, provided that current price and volume information with respect to transaction in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

•	a toll-free telephone number for inquiries on disciplinary actions;

•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer with the following:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and our salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Item 2.  Properties.

SOKO and Mege Union have their corporate offices at 194 Guogeli Street, Heilongjiang Province, Harbin, China 150001.  This property is leased by SOKO.  We currently operate through standard tenancy agreements out of leased properties located at:

(1)	Harbin Daoli Queen Demonstration Beauty Parlor (Daoli Spa) 24 Xishidao Street, Daoli District, Harbin, China;

(2)	Harbin Queen Beauty Demonstration Center (Daowai Spa) 107 Jinyang Street, Daowai District, Harbin, China;

(3)	Harbin Queen Beauty Demonstration Center Xuanhua Branch (Xuanhua Spa) 380-400 Xuanhua Street, Nangang District, Harbin, China;

(4)	Harbin Queen Beauty Demonstration Center Nangang Branch (Nangang Spa) 108 Jiejing Street, Nangang District, Harbin, China;

(5)	Harbin Huang Emperor & Golden Gym Club, Ltd. (SOKO International Fitness Center) 7 Yushan Road, Nangang District, Harbin, China;

(6)	Harbin Mege Union Beauty Management Ltd. (Legend Spa) 389 Hanshui Road, Nangang District, Harbin, China;

(7)	Shenyang Letian Yoga Fitness Center (Yoga Wave) 96 Zhonghua Road, Heping District, Shenyang, China;

(8)	Harbin Tai Ai Beauty Co. Ltd. (Lea Spa) 68 Ganshui Road, Kaifa District, Harbin, China;

(9)	Harbin SOKO Spa 7 Yushan Road, Nangang District, Harbin, China (same as SOKO International Fitness Center);

(10)	Shenyang Queen Beauty Demonstration Co. (Shenyang Queen Beauty Spa) 96 Zhonghua Road, Heping District, Shenyang, China;

(11)	Harbin Xinyang Spa 330 Xinyang Road, Daoli District, Harbin, China; and

(12)	Shenyang Starway Fitness Co., Ltd. (Yoga Wave II) 124 Huigong St. Shenhe District, Shenyang, China

In addition we entered into a standard lease agreement for the new Da Qing facility at 1 Lishui Road, Daqing District, Harbin, China.

The classrooms used by Queen Beauty Vocational Skill Training School are owned by Harbin Queen Beauty Demonstration Center, which permits the school to use them without fee.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended May 31, 2009.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Market Information

Our common stock trades on the OTCBB under the symbol "SOKF." From March 13, 2007 until July 16, 2008, our common stock traded on the OTCBB under the symbol "AMHG ." The following table sets forth the high and low intra-day prices per share of our common stock for the periods indicated, which information was provided by the OTCBB. Prior to May 28, 2008, shares of our common stock traded very infrequently and the actual price information is not readily available. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
Fiscal 2008

Fourth Quarter (May 28, 2008 - May 31, 2008)	$12.00	$1.25

Fiscal 2009

First Quarter (through August 31, 2008)	$2.25	$0.50
Second Quarter (through November 30, 2008)	$1.02	$0.40
Third Quarter (through February 28, 2009)	$1.20	$0.80
Fourth Quarter (through May 31, 2009)	$1.55	$0.10

Fiscal 2010

First Quarter (through August 27, 2009)	$4.00	$0.10

On August 27, 2009, the closing price of our common stock as reported on the OTCBB was $2.50.

Holders

As of August 27, 2009, there were 17,000,000 shares of our common stock outstanding held by approximately 19 shareholders of record.  The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividend Policy

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we will declare and pay dividends in the future will be determined by our board of directors at their discretion, subject to certain limitations imposed under Delaware corporate law. In addition, our ability to pay dividends may be affected by the foreign exchange controls in China. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is disclosed in the section captioned, "Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Repurchases of Equity Securities

None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

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

Overview

We are in the business of operating distinctive destination centers that offer professional fitness, beauty salon and spa services in China. Our beauty salons provide services that include, but are not limited to, skincare, hair dressing, manicure, pedicure, body care, massage, and weight loss therapy. We currently have approximately 13,000 fitness members and approximately 19,500 beauty and spa clients within three fitness centers and nine beauty and spa facilities located in the northeast region of China.  We have one beauty school in Harbin, Heilongjiang Province, China.  For a complete list of our facilities, please see Item 1. "Business - Plan of Operations" on page 4.

Our goal is to provide programs, services, and products that are uniquely combined with exercise, education, and nutrition to assist our members and clients with achieving fitness and beauty goals that may help them achieve a richer lifestyle.  We generally open our facilities 12 hours a day, 7 days a week.  Currently, our members average 33,150 visits per month to our fitness centers and clients average about 21,000 visits per month to our beauty salons and spas.

We have been in the beauty and spa industry more than 17 years.  We are in a leading role in the Harbin’s beauty and spa industry and dominate the mid-high end market.  Based on the marketing research of our marketing department, in Harbin we currently have a market share of 66% serving approximately 19,500 customers while our next largest competitor only serves about 1,500 customers.  Our services and products are tailored to high end customers who appreciate quality, personal service from trained professionals.  This customer base, coupled with the growing demand for health and fitness facilities in China has positively impacted our revenues, irrespective of the recent slowdown in China's economy.  We do not anticipate that our business will be materially negatively impacted by the current economic conditions in the region.  However, in the event that economic conditions continue to deteriorate, our business may be affected.

For the year ended May 31, 2009, our beauty and spa operations accounted for about 76% of our revenue, fitness accounted for about 15% of our revenue and miscellaneous activities accounted for the remaining 9% of our revenue.

Results of Operation

For the Fiscal Years Ended May 31, 2009 Compared to May 31, 2008

	Year Ended May 31,		$	%
	2009	2008	Change	Change
Revenues
Professional Services	$11,284,644	$10,296,518	$988,126	9.6%
Sales of Product	3,624,257	1,229,363	2,394,894	194.8%
Membership Fees	2,977,462	1,498,503	1,478,959	98.7%
Tuition	1,682,744	938,746	743,998	79.3%
Total Revenues	19,569,108	13,963,130	5,605,978	40.2%
Cost of sales	6,591,906	5,010,643	1,581,263	31.6%
Gross profit	12,977,202	8,952,487	4,024,715	45.0%
Operating expenses	5,902,059	3,536,547	2,365,512	66.9%
Income tax provision	42,667	74,381	(31,714)	(42.6)%
Net income	7,030,500	5,175,930	1,854,570	35.8%

Revenues:

Revenues for the year ended May 31, 2009 increased by approximately $5.6 million or 40.2% to $19.6 million as compared to $14.0 million for the year ended May 31, 2008. Although we did not increase our prices from year to year, our sales growth was driven by increasing sales from our existing customers, sales of add-on services to customers and our continued efforts to add new customers in new and existing facilities.

Our customer base increased as follows:

	Year Ended May 31,
	2009	2008

Fitness Memberships	13,000	10,000
New Memberships	4,890	2,980
Old memberships that were renewed	8,110	7,020
Memberships that were not renewed	1,890	340

Beauty & Spa Clients	19,500	10,000
New Clients	11,068	2,140
Recurring clients that purchased additional treatments	8,432	7,860
Clients that did not purchase additional treatments	1,568	340

Compared to fiscal year 2008, beauty and spa revenues increased by 29.4%, driven by the increasing number of clients and the opening of new facilities. Fitness and yoga revenues increased by 98.7%, driven by our marketing efforts to add more memberships, the acquisition of Yoga Wave and the increased revenues from our add-on services to our members.  Other revenues, which consist of beauty school tuition and related student surcharges, increased by 79.3%, driven by the increasing number of students and new courses, which in turn attracted more students.  Our business is not seasonal.

Gross Profit:

We achieved gross profits of $13.0 million for the year ended May 31, 2009, compared to $9.0 million for the previous year, representing an 45.0% or approximately $4.0 million year to year increase. Our overall gross profit margin as a percentage of revenue was 66% for the year ended May 31, 2009, compared to 64% for the previous year. The improvement of our gross profit margin was mainly driven by the shift from our lower-margin professional beauty and spa services and sales of products to higher-margin services (i.e., yoga services and beauty school tuition) during the fiscal year 2009. We also lowered our costs of products sold by negotiating with our vendors to purchase products at bulk rates.

Operating Expenses:

Our operating expenses, consisting of selling, general and administrative expenses, increased by approximately $2.4 million to $5.9 million for the year ended May 31, 2009 from $3.5 million for the previous year. This increase in selling, general and administrative expenses by 66.9% is mainly attributable to the increase in amortization of leasehold improvement, increased rental expenses for new and existing facilities and other expenses relating to our growth in sales.  The overall increase in our operating expenses was in proportion to our increase in sales.

Other Income (Expenses):

Other income (expenses), consisting primarily of interest expenses, penalty, donation and other miscellaneous expenses, increased by $232,692 to $289,840 for the year ended May 31, 2009 from $57,148 for the previous year. This increase is mainly attributable to an one-time charge of $200,000 in liquidated damage penalty we are required to pay to our investors for failure to effect a registration statement by the deadline set forth in the agreement and a loss of $54,809 from disposal of fixed assets.

Income Tax Provision:

Our provisions for income taxes for the year ended May 31, 2009 and 2008 were $42,667 and $74,381, respectively, a decrease of $31,714 or 42.6% from year to year. The decrease in income taxes provisions is largely due to execution of our tax planning strategy this year by separating our beauty and spa facilities from our fitness centers. Revenues from our fitness centers are usually taxed at a regular rate of 25% while revenues generated from our beauty and spa facilities are generally subject to a fixed tax system, which results in much lower taxes. As the Queen Group facilities were formed as individually-owned sole proprietorships and are being consolidated as “variable interest entities,” we will continue to enjoy a fixed tax system, in which, the income taxes are assessed annually by the local tax authority based on our past performance and creation of jobs etc. A majority of our net income is generally exempt from income taxes. However, because of our continuing growth, we expect our fixed taxes for the Queen Group will likely increase in the future as the fixed tax system will be assessed annually based on past performance.

Net Income:

Net income for the year ended May 31, 2009 increased by approximately $1.9 million to $7.0 million as compared to $5.2 million for the previous year, representing a 35.8% increase year-to-year. This increase was mainly attributable to our 40.2% increase in revenues, coupled with our ongoing efforts to cut costs.

In general, our fitness membership and beauty salon and spa clientele base turns over at rate of about 11% and 19%, respectively, per year. We believe that this turnover rate is reasonable and acceptable within our target market. We continue to strengthen our marketing strategies, enhance our facilities to provide a state-of-the-art experience for our fitness members and beauty and spa clients, and increase the knowledge and skill level of our staff in an effort to minimize turnover. We believe that our revenue will continue to increase primarily as a result of our continued expansion of products and services, emphasis on enrolling new members and attracting new clients and improving member/client retention, and our strong focus on promoting the SOKO® and Queen's Beauty® brands in the northeast region of China. As we develop more higher margin offerings (such as spa services), our profits and margins should continue to grow going forward.

We have begun to implement some significant growth and expansion plans in existing and new facilities that, we believe, will result in higher net income in the long run. However, as we undergo these changes in our business, we believe we will incur a significant increase in our operating expenses, mainly due to construction costs, increased rent expenses, salaries and benefit costs and sales commissions.

Liquidity and Capital Resources

	Year Ended May 31,
	2009	2008
Cash provided by (used in):
Operating Activities	$9,385,023	$4,849,473
Investing Activities	$(8,675,665)	$(8,612,510)
Financing Activities	$(391,432)	4,737,315

Operations

Cash provided by operating activities totaled approximately $9.4 million for the year ended May 31, 2009 as compared to $4.8 million in the previous year, an increase of approximately $4.5 million year to year. The increase in our cash provided by operations was primarily due to the increase in our net income, together with a $0.5 million decrease in our advances to vendors and a $1.4 million increase in unearned revenue.

Investments

We invested $8.4 million in fixed assets and construction in process for the year ended May 31, 2009 as compared to $6.0 million in the previous year. The investments are a part of our development plans, which include continuous renovation of our existing facilities and construction of new venues.

Financing

For the year ended May 31, 2009, we entered into two short-term commercial loans with Shanghai Pudong Development Bank in the aggregate amount of $2,196,795.  We also paid off a commercial loan with Shanghai Pudong Development Bank in the amount of $1,729,107 as well as two other short-term loans in an aggregate amount of $859,120, resulting in net cash outflow of $391,432.

Interest expense paid for the above short term loans totaled $66,121 and $49,042 for the years ended May 31, 2009 and 2008, respectively.  The loan from an unrelated bank is secured by a building owned by Queen Group.  The Company is current with all of its obligations under the terms of the outstanding loan facilities from Shanghai Pudong Development Bank and not in breach of any covenant thereof.  Because of our performance on the loan facility and our good relationship with the bank, we believe that Shanghai Pudong Development Bank is willing to provide new and/or additional short-term facilities in the future.

Capital Expenditures

On July 1, 2008, Mege Union completed the acquisition of 100% of the interest of Lea Spa for RMB8,000,000 (equivalent to $1,124,938 at the date of signing).  As a result, Lea Spa is a direct subsidiary of Mege Union located in the Sofitel Wanda Harbin Hotel engaged in the business of providing professional spa services.

On May 31, 2009, Mege Union entered into an acquisition agreement with Starway Asia Limited to purchase 51% interest of the Yoga Wave II, a Yoga studio located in the city of Shenyang.  The acquisition cost was RMB2,718,300 (approximately $0.4 million at the date of signing), payable on signing. The transaction was completed in June 2009.

The general purpose of the Lea Spa, Yoga Wave and Yoga Wave II acquisitions is to expand our business presence in the Shenyang and Harbin markets, resulting in a maximization of profits. The funds used for the acquisitions came from the following sources:

Fund Source	Amount	Percentage of Acquisition Cost

Short-term loans	$811,125	24.9
Corporate funds raised in financing	793,711	24.4
Existing profits	1,652,057	50.7
Total	$3,256,893	100.0

We have also committed to upgrade and retrofit new and existing operations in several locations to maximize our appeal to existing and new clients in those locations as well as constructing new facilities, thus increasing our potential profit for the future. In general, upgrading and retrofitting our facilities consists of cosmetic renovation, purchasing state-of-the-art equipment, if appropriate, and reconfiguring space to add attractive amenities that are designed to appeal to more sophisticated client base. As part of our commitment to upgrade existing facilities, we entered into a new lease for our existing Kunlun beauty salon and spa at a new location and, as a result thereof, changed its registered name to Harbin Queen Beauty Demonstration Center Xuanhua Branch and its commercial brand name used on the storefront, customer card and third party communications to Xuanhua Spa.

We also entered into a new lease for our new Da Qing facility. Currently, all renovations and constructions except the construction of the new Da Qing facility have been completed and all our facilities except Da Qing are fully accessible. The construction of the Da Qing facility is expected to be completed in May 2010. The estimated construction costs for Da Qing are $1,534,827. During the construction, the Da Qing facility is not open to customers.

The funds for the construction as well as for the lease payments during the construction period come from the existing short-term loans as well as from our cash flow generated by our ongoing operations.

We believe that our brand name has value.  As part of our long-term growth strategy, we anticipate capitalizing on this value by establishing an upscale network of beauty salons, spas and fitness centers to expand our territory and client base. We believe that there is significant potential for the Company's growth going forward.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities."

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

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate.  There was no allowance for uncollectible amounts for the years ended May 31, 2009 and 2008.

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

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Buildings	15 years
Buildings improvement	10 years
Machinery and equipment	5 years
Computer, office equipment and furniture	5 years
Automobiles	5 years

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

Construction in progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use. For the years ended May 31, 2009 and 2008, the Group had total accumulated costs involved with construction in progress in the amount of $1,534,827 and $3,687,591, respectively.

Goodwill

Goodwill and other intangible assets are accounted for in accordance with the provisions of Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets." Under FAS No. 142, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values.

Goodwill impairment is determined using a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow.  There were no impairment losses recognized for the years ended May 31, 2009 or 2008.

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") No. 104.  Sales revenue is generally recognized when the services are provided and payments are received or collections are reasonably assured. Payments received in advance from membership fees but not yet earned are recorded as deferred revenue. Non-refundable membership fees, non-refundable initial membership fees and monthly membership fees that are prepaid on a non refundable basis are recognized on a straight-line basis over the respective membership term.

Foreign currency translation

Our functional currency is RMB but we use US Dollars for financial reporting purposes. We maintain our books and records in our functional currency, being the primary currency of the economic environment in which our operations are conducted.

In general, for consolidation purposes, we translate our assets and liabilities into US Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of our financial statements are recorded as accumulated other comprehensive income.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. At May 31, 2009, the exchange rate was $1.00 = RMB6.8281. The weighted average translation rate of $1.00 = RMB6.8412 was applied to the Group's annual income statement ended May 31, 2009.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued FAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162." FAS No. 168 provides that The FASB Accounting Standards CodificationTM ("Codification") will become the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of FAS No. 168 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, FASB issued FAS No. 167, "Amendments to FASB Interpretation No. 46(R)", which improves financial reporting by enterprises involved with variable interest entities. FAS No. 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in FAS No. 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of FAS No. 167 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, FASB issued FAS No. 165, "Subsequent Events," which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of FAS No. 165 to interim or annual financial periods ending after June 15, 2009. Adoption of FAS No. 165 is not expected to have a material impact on the Company’s results of operations or financial position.

On October 10, 2008, FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of FAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results.

In June 2008, FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”.   FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing EPS.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  It also requires that all prior-period EPS data be adjusted retrospectively.  Its adoption did not have a material impact on our financial position or results.

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

As of May 31, 2009, Queen Group consisted of seven individual-owned sole proprietorships (one or which had two additional branches), which, under Chinese law, are generally exempt from paying corporate level income taxes unless they are assessed by the local authority otherwise. Two of the entities under Queen Group were assessed by the local tax authority to be subject to a fixed-rate income tax. Under the fixed-rate income tax system, generally 10% of the annual gross revenues from each entity are deemed Taxable Net Income ("TNI") for income tax purpose, without giving consideration to the costs and operating expenses. The income tax is then levied at 27% of the TNI.  Legend Spa is also subject to the same fixed-rate income tax as the two entities under Queen Group.  Yoga Wave is subject to an income tax rate of 25% on all net income.

The Company was incorporated in Delaware. It incurred a net operating loss, including amortization of share-based compensation, of $611,825 and $100,000 for U.S. income tax purposes for the years ended May 31, 2009 and 2008, respectively. The net operating loss carry forwards may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at May 31, 2009 for the temporary difference related to loss carry-forwards. The valuation allowances for the years ended May 31, 2009 and 2008 were $208,021 and $34,000, respectively.

2)	Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union.  Except for SOKO International Fitness Center, which is subject to 3% of actual revenue and Yoga Wave which is subject to 5% of actual revenue, all other business is subject to either 3% or 5% on pre-determined fixed revenue.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates, however, we believe those risks to be not material in relation to our operations. We do not have any derivative financial instruments.

Interest Rate Risk

As of May 31, 2009, we held no money market securities or short term available for sale marketable securities. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item 8 is filed at Item 15. "Exhibits, Financial Statement Schedules" as part of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2009 based on the significant deficiencies described below.

Our internal controls over financial reporting are designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting, and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management’s Report on Internal Control Over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of May 31, 2009 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting has the following significant deficiencies as of May 31, 2009:

1.
We lack sufficient personnel with the appropriate level of knowledge, experience and training in the application of US GAAP standards, especially related to complicated accounting issues. This could  cause us to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.

2.
We have a relatively complicated corporate structure, which consists of multiple facilities and subsidiaries. The relatively small number of professionals we employ in our bookkeeping and accounting functions prevents us from appropriate segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

In summary, management believes that the magnitude of any financial statement misstatement resulting from these control deficiencies shall be more than inconsequential, but less than material.  Accordingly, management has determined that each of the control deficiencies described above constitute significant deficiencies.

Remediation of Significant Deficiencies

As of May 31, 2009, there were control deficiencies which constitute as significant deficiencies in our internal control over financial reporting.

We have authorized (i) the education and training of our existing accounting personnel, especially in the application of US GAAP standards and new accounting pronouncements and (ii) the addition of staff members to our accounting department to ensure that it has the depth and experience to implement and monitor the appropriate level of control procedures related to all of our locations and corporate office.  In addition, we are in the process of planning and implementing more appropriate internal control policies and procedures in all of our locations and subsidiaries to provide adequate segregation of duties in critical control areas.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of May 31, 2009. Because the remedial actions require hiring of additional personnel and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the significant deficiencies have been remediated.  We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources.  If we are unable to establish adequate ICFR systems, we may encounter difficulties in the audit or review of our financial statements by our independent public accountants, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with US GAAP and to comply with our SEC reporting obligations.

Inherent Limitations Over Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements and all fraud. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the objectives of the policies and procedures are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

SOKO was, until mid-2008 when it merged with and into American Business Holdings, Inc., an operating business existing in and subject to, the laws of the People's Republic of China.  As a Chinese company, we developed minimal ICFR for the operation of our businesses.  As a result of the merger, SOKO became subject to US GAAP financial reporting standards, and the rules and regulations of the SEC with respect to the development of internal controls over financial reporting.  There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  Our management has initiated the steps outlined above under “Remediation of Significant Deficiencies.”

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following sets forth certain biographical information concerning our directors and executive officers as of August 1, 2008:

Name	Position	Age

Tong Liu	Chief Executive Officer, Chairman of the Board, Director	41

Xia Yu	Chief Financial Officer, Director	39

Yang Chen	Director	32

Su Zhang	Director	38

Gideon E. Kory	Director	49

Tong Liu, 41, has served as our Chief Executive Officer, Chairman of the Board and a Director since the consummation of the share exchange on April 11, 2008.  Mr. Liu has served as Chief Executive Officer and Director of Wealthlink and Mege Union since their formation in 2007.  He was the Chief Executive Officer of Harbin Queen Beauty Demonstration Center from July 1993 until June 2007.  Mr. Liu's experience includes management and development of professional fitness, beauty salon and lifestyle and spa businesses.  Mr. Liu graduated from Harbin Workingman Occupation University in 1991.

Xia Yu, 39, has served as our Chief Financial Officer and a Director since consummation of the share exchange on April 11, 2008. Ms. Yu has served as Chief Financial Officer of Wealthlink and Mege Union since their formation in 2007. From January 2005 through May 2007, Ms. Yu served as Chief Financial Officer of Harbin Queen Beauty Demonstration Center. From July 2004 through December 2004, Ms. Yu served as Deputy General Manager of Gaoyang Advertisement Co., Ltd. and from March 2003 through June 2004, Ms. Yu was Deputy General Manager of Shiyite Trading Co., Ltd. Ms. Yu holds an MBA from Harbin Industry University.

Yang Chen, 32, has served as a Director of SOKO since the consummation of the share exchange on April 11, 2008.  Mr. Chen is an attorney and was a partner with the law firm of Guangsheng & Partners from May 2002 through December 2007.  Mr. Chen has an L.L.B. degree from Heilongjiang University Law School and a bachelor's degree in management from Harbin College.

Su Zhang, 38, has served as a Director of SOKO since the consummation of the share exchange on April 11, 2008.  From June 2006 through May 2009, Mr. Zhang served as Managing Director of Investments for Hua-Mei 21st Century LLC, which is affiliated with Guerilla Capital Management, L.L.C. and Hua-Mei 21st Century Partner, LP. From December 2005 until May 2006, he served as the Chief Operating Officer of TengTu International Ltd.  Mr. Zhang was a founder of WeiZhXian Science and Technology Co. Ltd. and served as its General Manager from March 2004 to November 2005.  From October 2003 through February 2004, Mr. Zhang served as the Assistant President of Joyo.com.  From September 2002 through September 2003, Mr. Zhang worked for Legend Capital.  Mr. Zhang holds an MBA from Guanghua School of Management, Peking University.

Gideon E. Kory, 49, has served as a Director of SOKO since the consummation of the share exchange on April 11, 2008.  Mr. Kory has served as a Managing Director of Freedom Investors Corp., an investment bank and registered broker-dealer, since August 2008.  From June 2005 through July 2008, Mr. Kory was Managing Director of Pacific Summit Capital, an investment bank and registered broker-dealer and from January 2003 through May 2005, Mr. Kory served as Senior Research Analyst and Vice President of Mergers and Acquisitions for Roth Capital Partners, an investment bank and registered broker-dealer.  Prior to his involvement in the securities industry, Mr. Kory spent 15 years in engineering and management working with government, commercial enterprises, and research institutions and as an independent consultant Mr. Kory is a Chartered Financial Analyst.  Mr. Kory holds a Bachelor of Science in Electrical Engineering from the Israel Institute of Technology.

Each of our directors has been elected to a one year term, to serve until the annual meeting of stockholders or as soon thereafter as their successors are duly elected and qualified.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons beneficially holding more than ten percent of our common stock to report their ownership of common stock and any changes in that ownership to the SEC.  The SEC has established specific due dates for these reports, and we are required to report in this document any failure to file by these dates.  Based solely on a review of the copies of the reports furnished to us and written representations that no other such statements were required, we believe that all such reports were filed on a timely basis, except as follows:  Guerrilla Capital Management, L.L.C. did not timely report the acquisition during September 2008 by its principal, Peter Siris, of an aggregate of 52,000 shares of our common stock for the benefit of his child.  This acquisition has subsequently been reported on a Form 4.

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

Committees of the Board of Directors

Audit Committee

The board of directors has an Audit Committee, which is comprised of Gideon E. Kory (Chairman), Yang Chen and Su Zhang. The board of directors has examined the composition of the Audit Committee in light of the regulations under the Exchange Act and the current listing standards and regulations of the NASDAQ Stock Market LLC applicable to audit committees. Based upon this examination, the board of directors has determined that each of the Audit Committee members is an "independent" director within the meaning SEC and NASDAQ regulations. Mr. Kory qualifies as an "audit committee financial expert" as that term is defined in applicable regulations of the SEC. The Audit Committee’s responsibilities include:

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

Compensation Committee

The board of directors has an Compensation Committee, which is comprised of Messrs. Chen (Chair), Kory and Zhang, each of whom is an independent director. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, if any, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors is in the process of preparing a written charter for the Compensation Committee that sets forth the foregoing and further defined the duties and responsibilities of the Compensation Committee.

Nominating and Corporate Governance Committee

The board of directors has a Nominating and Corporate Governance Committee, which is comprised Messrs. Zhang (Chair), Chen and Kory. The Nominating and Corporate Governance Committee assists in the selection of director nominees, approves director nominations to be presented for shareholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by shareholders, and reviews and considers developments in corporate governance practices. The board of directors is in the process of preparing a written charter for the Nominating and Corporate Governance Committee that sets forth the foregoing and further defined the duties and responsibilities of the Nominating and Corporate Governance Committee.

Audit Committee Financial Expert

The board of directors has an Audit Committee, which is comprised of Messrs. Kory, Chen and Zhang. The board of directors has examined the composition of the Audit Committee in light of the listing standards of the Nasdaq Stock Market and the regulations under the Exchange Act applicable to audit committees. Based upon this examination, the board of directors has determined that each of the Audit Committee members is an "independent" director within the meaning of such listing standards and the Exchange Act and the rules and regulations thereunder. Mr. Kory qualifies as an "audit committee financial expert" as that term is defined in applicable regulations of the SEC.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awards to, earned by, or paid to our current principal executive officer and our current principal financial officer (collectively, the "named executive officers") for all services rendered in all capacities to the Company, and to Wealthlink, as our predecessor, and its subsidiaries for the fiscal years ended May 31, 2009, 2008 and 2007.

Name and Principal Position	Fiscal Year	Salary (1) ($)	Bonus ($)	Total (1) ($)

Tong Liu, Chief Executive Officer (2)	2009	17,574	0	17,574
	2008	17,291	0	17,291
	2007	15,683	0	15,683

Xia Yu, Chief Financial Officer (3)	2009	8,084	0	8,084
	2008	7,954	0	7,954
	2007	7,214	0	7,214

(1)
The salary for each of the named executive officers was calculated and paid in Chinese Yuan Renminbi (RMB) by our wholly-owned subsidiary, Mege Union.  The amounts in the foregoing table represent the US dollar equivalent based on the following conversion rates:  RMB1 = $0.146453 at May 29, 2009, RMB1 = $0.144092 at May 30, 2008 and RMB1 = $0.130692 at May 31, 2007.

(2)	Prior to April 11, 2008, Mr. Liu served as Chief Executive Officer and director of Wealthlink and its subsidiaries. Mr. Liu's annual compensation is RMB120,000.

(3)	Prior to April 11, 2008, Ms. Yu served as the Chief Financial Officer of Wealthlink and its subsidiaries. Ms. Yu's annual compensation is RMB55,200.

Employment Agreements

We do not have any written employment agreements, aside from those entered into between our subsidiaries in China and all employees in China.

Outstanding Equity Awards at Fiscal Year-End

There were no individual grants of stock options to purchase our common stock made to our named executive officers during the fiscal year ended May 31, 2009.

Director Compensation

Neither Mr. Liu nor Ms. Yu receives any compensation for serving on the board of directors.  The following table provides information concerning the compensation of our non-executive directors for the period from June 1, 2008 through May 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Option Awards($)(1)	Total ($)

Yang Chen (2)	3,515	5,994 (3)	9,509
Su Zhang (2)	3,515	5,994 (3)	9,509
Gideon E. Kory (4)	29,990	36,633 (5)	66,623

(1)
The options have an exercise price of $1.47 per share.  The values of the option awards are based on the amount recognized for financial statement reporting purposes in 2009 computed in accordance with FAS 123R (disregarding any estimates of forfeitures relating to service-based vesting conditions).  See Note 14 to the consolidated financial statements in Item 15. "Exhibits, Financial Statement Schedules" on page F-18 of this annual report regarding assumptions underlying the valuation of stock option grants.

(2)
The cash compensation paid to Messrs. Chen and Zhang was calculated and paid in RMB, at the annual rate of RMB24,000.  The amounts in the foregoing table represent the US dollar equivalent based on the conversion rate of RMB1 = $0.146453 at May 29, 2009.

(3)
The options awarded to Messrs. Chen and Zhang onMarch 2, 2009 vest over a three year period, with 20% vesting on the grant date and 40% vesting on the first and second anniversaries of the grant date, provided that the reporting person remains associated with SOKO on the vesting dates. The option is exercisable for three years from the date of grant.

(4)	Mr. Kory's annual cash compensation was raised effective March 2, 2009 from $24,000 to $36,000.

(5)	The option awarded to Mr. Kory onMarch 2, 2009 was immediately exercisable in full and is exercisable for three years from the date of grant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth information, as of August 21, 2009, concerning (a) each person that is known to us to be the beneficial owner of more than 5% of SOKO’s common stock; (b) each of our named executive officers; (c) each director; and (d) all of the directors and executive officers as a group. Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent spouses share authority under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC.

At the close of business on August 21, 2009, we had 17,000,000 shares of common stock outstanding.  In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of August 21, 2009 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (2)

5% Shareholders

Guerilla Capital Management, LLC. (3) Hua-Mei 21st Century Partner, LP 237 Park Avenue 9th Floor New York, New York 10017	3,652,000	19.43%

Directors and Named Executives

Tong Liu (4)	8,960,000	52.71%

Xia Yu	40,000	*

Yang Chen (5)	4,000	*

Gideon E. Kory (5)	53,333	*

Su Zhang (5)	4,000	*

All officers and directors as a group (5 persons)	9,061,333	53.30%
*	Less than 1 percent

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o SOKO, No.194,Guogeli Street, Harbin, Heilongjiang Province, China, 150001.

(2)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(3)
This information is derived from Amendment No. 1 to Schedule 13D filed jointly by Guerilla Capital Management, LLC., a Delaware limited liability company ("Guerrilla Capital") and Hua-Mei 21st Century Partner, LP, a Delaware limited partnership (the "Partnership") on August 12, 2009 and includes 1,852,000 shares of the Company’s common stock and 1,800,000 shares underlying warrants acquired by Guerrilla Capital and the Partnership in a private placement by the Company.  Guerrilla Capital may be deemed to be the beneficial owner of 3,652,000 shares and the Partnership may be deemed to be the beneficial owner of 2,800,000 shares. Guerrilla Capital serves as investment manager for the Partnership and Guerrilla Partners L.P., a Delaware limited partnership. Guerrilla Capital (i) has the sole power to vote or direct the vote of, and sole power to dispose or direct the disposition of, 800,000 shares of our common stock and (ii) shares the power to vote or direct the vote of, to dispose or direct the disposition of, 2,852,000 shares of our common stock. The Partnership (i) has the sole power to vote or direct the vote of, and sole power to dispose or direct the disposition of, no shares of our common stock and (ii) shares the power to vote or direct the vote of, to dispose or direct the disposition of, 2,800,000 shares of our common stock. Peter Siris has control over management and investment decisions for Guerilla Capital and the Partnership. Guerrilla Capital specifically disclaims beneficial ownership in the shares reported herein except to the extent of its pecuniary interest therein.

(4)	Includes 2,000,000 shares held in escrow by Crone Rozynko LLP under the terms of an Escrow Agreement dated as of April 7, 2008.

(5)
Includes beneficial ownership of shares issuable upon the exercise of options that are currently exercisable or will be exercisable within 60 days of August 21, 2009, as follows:  Mr. Chen, 4,000 shares, Mr. Kory, 53,333 and Mr. Zhang, 4,000 shares.

Equity Compensation Plan Information

We have no stock option plan.  However, we have granted compensatory stock options to our non-management directors, as set forth in the table below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	110,000	$1.47	N/A

Total	110,000	$1.47	N/A

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

•	Mege Union office: 10-year lease from January 1, 2009 through December 31, 2018 for $73,212 per year.

Our Chairman, Mr. Liu, is the sole owner of each of the Queen Group entities.  The companies comprising the Queen Group are:

•	Harbin Huang Emperor & Golden Gym Club Co., Ltd. (SOKO International Fitness Center);

•	Harbin Daoli Queen Demonstration Beauty Parlor (Daoli Spa);

•	Harbin Queen Beauty Demonstration Center (consisting of three facilities, the Daowai Spa and two branches, the Nangang Spa and the Xuanhua Spa);

•	Harbin Xinyang Spa;

•	Harbin SOKO Spa;

•	Shenyang Queen Beauty Demonstration Co. Ltd. (Shenyang Queen Beauty Spa); and

•	Harbin Queen Beauty Vocational Skill Training School.

Our affiliation with the Queen Group is managed through several exclusive agreements between the Company and each Queen Group’s entity. These agreements are:

1.
a Consulting Services Agreement between Mege Union and the Queen Group entity that provides for Mege Union to exclusively provide essential services relating to technology, human resources and research and development to the Queen Group entity in exchange for a Consulting Services Fee. Currently the parties have not instituted such Consulting Fee;

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

3.
an Option Agreement among Mege Union, the Queen Group entity and the shareholders of such entity that grants Mege Union the right to acquire all of the shareholders' interest in the Queen Group entity when, if and to the extent permitted by the laws of the People's Republic of China and prohibits the shareholders from otherwise disposing of their interest in the Queen Group entity except with the prior written consent of Mege Union.  Under the laws of China no appraisal is required in the event the option granted by the Option Agreement is exercised;

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

Director Independence

Our board has determined that each of Messrs. Chen, Kory and Zhang are independent directors within the meaning of applicable NASDAQ Stock Market and SEC rules. Each of Messrs. Chen, Kory and Zhang serve on our audit, compensation and nominating and corporate governance committees.  No other directors serve on these committees.  In considering director independence, the board studied the shares of our common stock beneficially owned by each of the directors. whether directly or indirectly, as set forth under "Security Ownership of Certain Beneficial Owners and Management."

Item 14.  Principal Accounting Fees and Services.

The firm of Bagell Josephs, Levine & Company, LLC ("BJL") has been selected by the audit committee of our board as the independent registered certified public accounting firm to audit the books and accounts of our company and its subsidiaries for the fiscal year ending May 31, 2009. This firm has served as independent public accountants for our company since May 14, 2008.

The following table sets forth fees billed to us by BJL for professional services rendered for fiscal year 2009 and 2008:

	2009	2008

Audit Fees	$95,000	$85,000
Audit-Related Fees	$5,000	$5,000

Total	$100,000	$90,000

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal years 2009 and 2008, respectively, for the reviews of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by BJL in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

Audit-Related Fees. This category includes the aggregate fees billed during the period for fiscal years 2009 and 2008, respectively, for assurance and related services by BJL that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for due diligence accounting consultation with respect to our registration statements and agreed-upon procedure reports.

The audit committee has considered the compatibility of the non-audit services performed by and fees paid to BJL in fiscal year 2009 and has determined that such services and fees were compatible with the independence of the accountants. During fiscal year 2009, BJL did not utilize any personnel in connection with the audit other than its full-time, permanent employees.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1)(2) Financial Statements and Financial Statement Schedule.

The financial statements and financial statement schedules listed in the Index to Financial Statements beginning on the next page are filed as part of this annual report.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index immediately following the signature page of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SOKO Fitness & SPA Group, Inc.

We have audited the accompanying consolidated balance sheets of SOKO Fitness & SPA Group, Inc. as of May 31 2009 and 2008 and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for the years ended May 31, 2009 and 2008.  SOKO Fitness & SPA Group, Inc. ‘s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SOKO Fitness & SPA Group, Inc. as of May 31, 2009 and 2008 and the results of its operations, changes in stockholders’ equity, and cash flows for the years ended May 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19 to the financial statements, the accompanying financial statements for the year ended May 31, 2008 have been restated.

/s/ Bagell Josephs, Levine & Company, LLC

Bagell Josephs, Levine & Company, LLC
Marlton, New Jersey

August 27, 2009

SOKO FITNESS & SPA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)
	AS OF MAY 31,
	2009	2008
		(RESTATED)
ASSETS
Current assets:
Cash & cash equivalents	$1,907,640	$1,563,709
Restricted cash	7,233	-
Accounts receivable, net	110,541	682,694
Inventories	1,391,302	1,048,788
Advances to suppliers	993,084	1,467,861
Employee advance	54,783	249,900
Prepaid expense	146,959	340,993
Total Current Assets	4,611,542	5,353,945

Property, plant and equipment, net of accumulated depreciation	19,674,394	12,782,918

Other Assets
Security Deposit	47,853	-
Deferred Rent	589,188	-
Deposit to suppliers	1,464,530	720,461
Investment advance	399,750	1,152,738
Goodwill	2,525,778	1,505,710
Total Other Assets	5,027,099	3,378,909

Total Assets	29,313,035	21,515,772

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loans	2,196,795	2,547,244
Accounts payable, accrued expenses and other payable	471,457	1,020,232
Unearned revenue	1,909,755	514,965
Taxes payable	360,229	339,555
Contingent Liability	200,000	-
Total Current Liabilities	5,138,236	4,421,996

Stockholders' Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
- 0 - shares issued and outstanding at May 31,2009 and 2008	-	-
Common stock, $0.001 Par value; 500,000,000 shares authorized;
17,000,000 shares issued and outstanding
at May 31, 2009 and 2008	17,000	17,000
Additional paid-in-capital	2,139,786	2,091,165
Additional paid-in-capital - Warrants	372,914	372,914
Accumulated other comprehensive income	1,910,752	1,625,829
Retained earnings	19,688,064	12,657,564
Total Stockholders' Equity	24,128,516	16,764,472
Noncontrolling interest	46,283	329,304
Total Equity	24,174,799	17,093,776

Total Liabilities and Stockholders' Equity	$29,313,035	$21,515,772

The accompanying notes are an integral part of these consolidated financial statements

SOKO FITNESS & SPA GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLAR)

	FOR THE YEARS ENDED MAY 31,
	2009	2008
		(RESTATED)

Net Sales	$19,569,108	$13,963,130

Cost of Sales	(6,591,906)	(5,010,643)

Gross Profit	12,977,202	8,952,487

Selling, General and Administrative Expenses:	5,902,059	3,536,547

Operating income	7,075,143	5,415,940

Other Income and Expenses
Interest expenses	(66,121)	(49,177)
Other income	47,012	2,357
Penalty for investors' liquidated damages	(200,000)	-
Other expenses	(70,731)	(10,328)
Total Other Income and (Expense)	(289,840)	(57,148)

Income Before Income Taxes	6,785,303	5,358,792

Provision for Income Taxes	42,667	74,381

Net Income	6,742,636	5,284,411
Less: net income (loss) attributable to the noncontrolling interest	(287,865)	108,481

Net Income Attributable to SOKO Fitness & Spa Group, Inc.	$7,030,500	$5,175,930

Other Comprehensive Income
Foreign currency translation adjustment	284,923	1,217,693

Comprehensive Income	$7,315,423	$6,393,622

Basic and Diluted Income per common share
Basic	$0.41	$0.45
Diluted	$0.41	$0.43

Weighted average common share outstanding
Basic	17,000,000	11,601,781
Diluted	17,297,931	11,903,589

The accompanying notes are an integral part of these consolidated financial statements

SOKO FITNESS & SPA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
( IN US DOLLARS)

	Preferred Stock		Common Stock			Additional	Warrants		Accumulated Other			Total
	par value $0.001		par value $0.001		Subscription	Paid-in	Number of	Additional	Comprehensive	Retained	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	Warrants	Paid in Capital	Income	Earnings	Interest	Equity

Balance at May 31,2007	-	$-	10,725,000	$10,725	$(1,000,000)	$1,142,854	-	$-	$408,136	$7,481,634	$-	$8,043,349

Purchase of subsidiary shares
from a third party											218,153	218,153

Paid in capital received					1,000,000							1,000,000

Acquisition of net asset from SOKO in the reverse merger			3,000,000	3,000		(3,000)						-

Issuance of common stock and warrants			3,275,000	3,275		951,311	2,160,000	372,914				1,327,500

Net Income										5,175,930	108,481	5,284,411

Other comprehensive income, net of tax									1,217,693		2,670	1,220,363
Foreign currency translation adjustment

Balance at May 31, 2008 (Restated)	-	$-	17,000,000.00	$17,000	$-	$2,091,165	2,160,000	$372,914	$1,625,829	$12,657,564	$329,304	$17,093,776

Issuance of stock options						48,621						48,621
												-
Net Income										7,030,500	(287,865)	6,742,635

Other comprehensive income, net of tax
Foreign currency translation adjustment									284,923		4,844	289,767

Balance at May 31, 2009	-	$-	17,000,000.00	$17,000	$-	$2,139,786	2,160,000	$372,914	$1,910,752	$19,688,064	$46,284	$24,174,799

The accompanying notes are an integral part of these consolidated financial statements

SOKO FITNESS & SPA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
( IN US DOLLARS)

	FOR THE YEARS ENDED MAY 31,
	2009	2008
		(RESTATED)

Cash Flows From Operating Activities:
Net income	$7,030,500	$5,175,930
Adjustments to reconcile net income to net cash
provided by operating activities:

Stock based compensation	48,621	-
Depreciation	1,719,398	1,016,855
Minority interest	(287,865)	108,481
Liquidated damage penalty	200,000	-
Loss from disposal of fixed assets	54,809	-
Rent expense converted from leasehold improvement	163,229	-

Changes in operating assets and liabilities:
Restricted cash	(7,219)	-
Accounts receivable	605,326	(270,326)
Inventories	(302,677)	(584,845)
Advances to suppliers	503,705	(279,736)
Employee advance	198,831	(163,600)
Prepaid expense	265,225	(254,681)
Security deposit	(47,761)	-
Deferred Rent	(588,061)	-
Deposit to suppliers	(730,864)	6,816
Accounts payable	7,283	(33,815)
Unearned revenue	1,367,451	6,948
Taxes payable	15,018	203,532
Accrued expenses and other payables	(829,923)	(82,086)

Cash provided by operating activities	9,385,023	4,849,473

Cash Flows From Investing Activities:
Addition in construction in progress	(5,312,845)	(2,665,759)
Purchase of property and equipment	(3,061,979)	(3,293,245)
Proceeds received from disposal of fixed assets	1,316
Investment in subsidiary	-	(1,687,408)
Cash acquired from subsidiaries	97,594	124,447
Investment advance	(399,750)	(1,090,545)

Cash used in investing activities	(8,675,665)	(8,612,510)

Cash Flows From Financing Activities:
Proceeds from capital contribution	-	1,000,000
Net proceeds from issuance of common stock	-	1,327,500
Proceeds from short-term loan	2,196,795	2,409,815
Repayment of short-term loan	(2,588,227)	-

Cash provided by (used in) financing activities	(391,432)	4,737,315

Effect of exchange rate changes on cash and cash equivalents	26,005	133,316

Increase in cash and cash equivalents	343,931	1,107,594

Cash and Cash Equivalents - Beginning of the year	1,563,709	456,115

Cash and Cash Equivalents - Ending of the year	$1,907,640	$1,563,709

Supplemental disclosures of cash flow information:

Interest paid	$66,121	$49,042
Income Taxes paid	$74,135	$9,427

Non-cash investing and financing activities:

Option issued for directors	$109,898	$-

The accompanying notes are an integral part of these consolidated financial statements

SOKO FITNESS & SPA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008 (RESTATED)

NOTE 1- DESCRIPTION OF BUSINESS AND ORGANIZATION

SOKO Fitness & Spa Group, Inc., (“SOKO” or the “Company") was incorporated in the State of Delaware on September 9, 2004 under the original name of American Business Holdings, Inc. as a holding vehicle to own and control a textile and plastic packaging company in Central and East Africa. On September 12, 2004, the Company completed a Stock Purchase Agreement and Share Exchange in which it purchased all of the outstanding membership shares in Tissakin Ltd., a Democratic Republic of Congo corporation. Through Tissakin Ltd., the Company was a manufacturer of bags for packaging agricultural products in the Democratic Republic of Congo.

On April 11, 2008 (the "Closing Date"), SOKO entered into a Share Exchange Agreement with Wealthlink and the Wealthlink Shareholders pursuant to which the Company issued an aggregate of 13,300,000 shares of common stock of the Company to the Wealthlink Shareholders, including Mr. Tong Liu, our current Chairman of the Board and Chief Executive Officer, in exchange for all of the outstanding shares of common stock of Wealthlink and a cash payment of $300,000 by Wealthlink to the Company.  Concurrently with the share exchange, SOKO provided $400,000 to Mr. Tong Liu to purchase 1,000,000 shares of common stock from Mr. Husain, then director of the Company, and an aggregate of 1,575,000 shares of common stock from certain other original shareholders of the Company with the understanding that Mr. Tong Liu would immediately return these 2,575,000 shares to the Company for cancellation.  Following the purchase of these 2,575,000 shares by Mr. Tong Liu on the Closing Date, Mr. Tong Liu immediately returned them to the Company as agreed for cancellation.

On the Closing Date, the Company also entered into a Consulting Agreement with Syed Idris Husain, the Company’s then President and Chief Executive Officer, pursuant to which Mr. Husain was engaged to provide the Company with regular and customary consulting advise as is requested by the Company for a period of six months from the Closing Date.  Pursuant to this agreement, the Company agreed to pay to Mr. Husain the sum of $300,000 in consideration of such services on the Closing Date.

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

As a result of the consummation of all of the foregoing transactions, the following changes in the outstanding shares of the Company were recorded:

•	The Company reacquired 79,000,000 shares from its original shareholders;

•	Mr. Liu acquired, with funds provided by the Company, 2,575,000 shares from certain original shareholders of the Company and returned such shares to the Company for cancellation;

SOKO FITNESS & SPA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008 (RESTATED)

•	The Company issued an additional 13,300,000 shares to Wealthlink Shareholders, including Mr. Liu;

•	The Company issued an aggregate of 1,275,000 shares to several advisors of the Company for structuring the share exchange;

•	The Purchasers acquired 2,000,000 shares and warrants to purchase up to an additional 2,000,000 shares;

•	The Company cancelled 65,000,000 shares; and

•	E-Tech Securities Inc. was issued a warrant to purchase up to 160,000 shares.

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

As a result of the merger, the Company is now engaged in the business of operating distinctive destination centers that offer professional fitness, beauty salon and spa services in China. The Company provides programs, services and products that uniquely combine exercise, education and nutrition to help its members and clients to lead a healthy way of life and achieve their fitness goals.

Wealthlink was incorporated under the laws of the Cayman Islands on March 27, 2007. On June 19, 2007, Wealthlink invested $1,000,000 to form a wholly-owned subsidiary, Harbin Mege Union Beauty Management Ltd. (“Mege Union”), a wholly foreign-owned entity incorporated under the laws of the People’s Republic of China (“China”).

Except for its directly owned Lea Spa, and majority-owned subsidiary, Yoga Wave, Mege Union has not carried on any other substantive operations of its own. Instead, it has entered certain exclusive agreements with Harbin Daoli Queen Demonstration Beauty Parlor, Harbin Huang Emperor & Golden Gym Club Co. Ltd., Harbin Queen Beauty Demonstration Center, Shenyang Queen Demonstration Center, Harbin Xinyang Spa, Harbin SOKO Spa and Harbin Queen Beauty Vocational Skill Training School (collectively, the “Queen Group”). The entities in Queen Group are all organized in China as either limited liability companies or sole proprietorships.

The paid-in capital of Queen Group was funded by the majority stockholders of Mege Union. China law currently has limits on foreign ownership of companies. To comply with these foreign ownership restrictions, on August 3, 2007, Mege Union entered into certain exclusive agreements with Queen Group and its stockholders. Pursuant to these agreements, Mege Union provides exclusive consulting and other general business operation services to Queen Group, in return for a consulting services fee which is equal to Queen Group’s revenue. In addition, Queen Group’s shareholders have pledged their equity interest in Queen Group to Mege Union, irrevocably granted Mege Union an exclusive option to purchase, to the extent permitted under China law, all or part of the equity interests in Queen Group and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Mege Union. Through these contractual arrangements, Mege Union has the ability to substantially influence Queen Group’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholders’ approval.

As a result of these contractual arrangements, which obligate Mege Union to absorb a majority of the risk of loss from Queen Group’s activities and enable Mege Union to receive a majority of its expected residual returns, Mege Union accounts for Queen Group as a variable interest entity under Financial Accounting Standards Board ("FASB") Interpretation No. 46R (“FIN 46R”) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Accordingly, Mege Union consolidates Queen Group’s results, assets and liabilities.

SOKO FITNESS & SPA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008 (RESTATED)

Since Mege Union and Queen Group are under common control, the consolidation of Mege Union and Queen Group has been accounted for at historical cost and prepared on the basis as if the aforementioned exclusive agreements between Mege Union and Queen Group had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

On May 13, 2008, the Board of Directors of SOKO approved an amendment to the Company's Bylaws to change the Company's fiscal year from a fiscal year ending on December 31 to a fiscal year ending on May 31.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

The consolidated financial statements include the financial statements of SOKO, Wealthlink, Mege Union and its wholly-owned subsidiaries, Lea Spa and majority-owned Yoga Wave as well as Mege Union’s variable interest entity, Queen Group. The Company, its subsidiaries and the Queen Group are collectively referred to as the "Group." All significant inter-company transactions and balances among the Company, its subsidiaries and the Queen Group are eliminated upon consolidation.

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

Acquisitions

The purchase method of accounting is used to account for the acquisition of subsidiaries by the Group. The cost of an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange, plus costs directly attributable to the acquisition. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any minority interest. The excess of the cost of acquisition over the fair value of the Group’s share of the identifiable net assets acquired is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is allocated as a pro rata reduction of the amounts of the acquired assets, except for financial assets and current assets. The residual amount, if any, is recognized directly in the consolidated statements of operations and comprehensive income.

Cash and Cash Equivalents

For purposes of the statement of cash flow, the Group considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

SOKO FITNESS & SPA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008 (RESTATED)

Accounts and Other Receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

The Group uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. There is no allowance for uncollectible amounts for the years ended May 31, 2009 and 2008.

Inventories

Inventory is mainly composed of hair care supplies and skin care supplies. Inventories are stated at the lower of cost or market, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchases and supplies for providing the beauty treatment. No allowance for inventories is considered necessary for the years ended May 31, 2009 and 2008, respectively.

Property, Equipment and Construction in Progress

Property and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Buildings	15 years
Buildings improvement	10 years
Machinery and equipment	5 years
Computer, office equipment and furniture	5 years
Automobiles	5 years

The carrying value of property, plant and equipment is assessed annually and when factors indicating impairment is present, the carrying value of the fixed assets is reduced by the amount of the impairment. The Group determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.  For the years ended May 31, 2009 and 2008, the Group had total accumulated costs involved with construction in progress in the amount of $1,534,827 and $3,687,591, respectively.

Interest capitalization

Interest capitalization is reported in accordance with the provisions of FAS No. 34, “Capitalization of Interest Cost.”

For loans to finance constructions and provide for working capital, the Group charges the borrowing costs related to working capital loans to interest expense when incurred and capitalize interest costs related to construction developments as a component of the construction costs. The interest to be capitalized for a construction is based on the amount of borrowings related specifically to such construction. Interest for any period is capitalized based on the amounts of accumulated expenditures and the interest rate of the loans. The interest capitalization period begins when expenditures have been incurred and activities necessary to prepare the asset (including administrative activities before construction) have begun, and ends when the construction is substantially completed. Interest Capitalized is limited to the amount of interest incurred.  The interest rate used in determining the amount of interest capitalized is the weighted average rate applicable to the construction-specific borrowings.

SOKO FITNESS & SPA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008 (RESTATED)

The Company’s significant judgments and estimates related to interest capitalization include the determination of the appropriate borrowing rates for the calculation, and the point at which capitalization is started and discontinued. Changes in the rates used or the timing of the capitalization period may affect the balance of property under development and the costs of sales recorded. Capitalized interest included in construction in progress amounted to $61,432 and $26,060 for the years ended May 31, 2009 and May 31, 2008, respectively.

Goodwill

Goodwill and other intangible assets are accounted for in accordance with the provisions of FAS No. 142, “Goodwill and Other Intangible Assets”. Under FAS No. 142, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values.

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

Impairment of Long-lived Assets

In evaluating long-lived assets, other than goodwill for recoverability, the Group uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FAS No.144. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. There were no impairment losses recognized for the years ended May 31, 2009 and 2008.

Stock-Based Compensation

The Group records stock based compensation expense pursuant to FAS 123R. The Group estimates the fair value of the award using the Black-Scholes Option Pricing Model. Under FAS 123R, the Group’s expected volatility assumption is based on the historical volatility of Group’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures. FAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

SOKO FITNESS & SPA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008 (RESTATED)

Revenue Recognition

The Group’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104.  Sales revenue is generally recognized when the services are provided and payments of the customers are received or collections are reasonably assured. Payments received in advance from membership fees but not yet earned are recorded as deferred revenue.”

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

Income Taxes

The Group accounts for income tax under the provisions of FAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Fair Value of Financial Instruments

The Group’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Earnings per Share

The Group computes EPS in accordance with FAS No. 128, “Earnings per Share,” and SAB 98.  FAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

SOKO FITNESS & SPA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008 (RESTATED)

Foreign Currency Translation

The Group uses the United States dollar for financial reporting purposes. Mege Union, its subsidiaries and the Queen Group maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted.

In general, for consolidation purposes, the Group translates its assets and liabilities into US Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the financial statements are recorded as accumulated other comprehensive income.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. At May 31, 2009, the exchange rate was $1.00 = RMB6.8281. The weighted average translation rate of $1.00 = RMB6.8412 was applied to the Group's annual income statement ended May 31, 2009.

Statement of Cash Flows

In accordance with FAS No. 95, “Statement of Cash Flows,” cash flows from the Group's operations is calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

New Accounting Pronouncements

In June 2009, FASB issued FAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162." The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative US GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. On the effective date of FAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of FAS No. 168 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, FASB issued FAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which improves financial reporting by enterprises involved with variable interest entities. FAS No. 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," as a result of the elimination of the qualifying special-purpose entity concept in FAS No. 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of FAS No. 167 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, FASB issued FAS No. 165, "Subsequent Events," which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of FAS No. 165 to interim or annual financial periods ending after June 15, 2009. Adoption of FAS No. 165 is not expected to have a material impact on the Company’s results of operations or financial position.

SOKO FITNESS & SPA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008 (RESTATED)

On October 10, 2008, FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of FAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results.

In June 2008, FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing EPS.  FSP EITF 03-6-1 was effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  It also requires that all prior-period EPS data be adjusted retrospectively.  Its adoption did not have a material impact on our financial position or results.

NOTE 3-ADVANCES TO SUPPLIERS

The Group makes advances to certain vendors for inventory purchases. The Advances to Suppliers were $993,084 and $1,467,861 as of May 31, 2009 and 2008, respectively.

Below is the breakdown of advances to major suppliers:

	As of May 31,
	2009	2008

Major supplier A	$993,084	$882,295
Major supplier B	-	164,387
Major supplier C	-	110,690
Others	-	310,488
Total	$993,084	$1,467,861

NOTE 4-INVENTORIES

The inventories consist of the following:

	As of May 31,
	2009	2008

Skin Care supplies	$1,348,105	$1,018,517
Hair Care supplies	39,965	30,271
Others	3,232	-

Total	$1,391,302	$1,048,788

No allowance for inventories was made for the year ended May 31, 2009 and 2008.

NOTE 5-EMPLOYEE ADVANCE

The Employee Advance was $54,783 and $249,900 as of May 31, 2009 and 2008.  The Employee Advance was made to certain employees by the Group in order for them to pay the travel expenses, office supplier expenses or any other miscellaneous expenses in future.

SOKO FITNESS & SPA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008 (RESTATED)

NOTE 6-PROPERTY AND EQUIPMENT, NET

	As of May 31,
	2009	2008
Machinery & Equipments	$3,289,848	$1,830,649
Office Equipment & Furniture	1,116,610	526,221
Automobiles	92,379	86,639
Buildings	1,772,081	1,743,516
Leasehold improvements	15,084,204	7,156,757
Sub-total	21,275,122	11,343,781
Less: Accumulated Depreciation	(3,135,554)	(2,248,454)

Construction in progress	1,534,827	3,687,591

Total	$19,674,394	$12,782,918

Depreciation expense for the years ended May 31, 2009 and May 31, 2008 was $1,719,398 and $1,016,855, respectively.

NOTE 7-DEPOSITS TO SUPPLIERS

The Deposits to Suppliers of $1,464,530 and $720,461 as of May 31, 2009 and 2008 represents deposit made to two major suppliers, with whom the Group has long standing business relationships. In order to maintain the relationships and purchase the products and equipment under the most favorable condition, the Group made the deposit.  Since the Group expects the entire amount will be repaid, no allowance has been established.

NOTE 8-INVESTMENT ADVANCE

On May 31, 2009, Mege Union entered into an acquisition agreement with Starway Asia Limited to purchase 51% interest of the Yoga Wave II, a Yoga studio located in the city of Shenyang.  The acquisition cost is RMB2,718,300 (approximately $0.4 million at the date of signing), payable on signing. Once the transaction is completed, the Group will reclassify the full amount to proper accounts.

NOTE 9-GOODWILL

On March 1, 2008, the Group’s subsidiary Mege Union (the “Purchaser”) entered into an acquisition agreement with Shenyang Shengchao Management & Advisory Co., Ltd (“the Seller”) to acquire 51% of the Seller’s interest in Yoga Wave. The consideration paid was RMB 12,000,000 (approximately $1.7 million). Goodwill of $1.5 million was recorded to reflect the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the acquired interest in Yoga Wave.  The results of operations of Yoga Wave were included in the consolidated results of operations commencing March 1, 2008.

On July 1, 2008, the Group acquired 100% interest of Harbin Tai Ai for RMB 8,000,000 (approximately $1.2 million). Goodwill of $1 million was recorded for the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the acquired interest in Tai Ai. The results of operations for Tai Ai are included in the consolidated results of operations of the Group commencing July 1, 2008.

The accompanying consolidated financial statements include the allocation of the acquisition cost to the net assets acquired based on their respective fair values. The net assets were valued by the Company's management giving consideration to the valuation services provided by an independent third party.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible acquired. None of the goodwill recognized is expected to be deductible for income tax purpose in China.

SOKO FITNESS & SPA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008 (RESTATED)

The following represents the allocation of the acquisition costs to the net assets acquired based on their respective fair values:

	As of May 31,
	2008		2009
		Addition
	Yoga Wave	Harbin Tai Ai	Total
Current assets	$449,970	$217,866	$667,836
Fixed assets	1,370,824	233,753	1,604,577
Total liabilities assumed	(1,382,761)	(275,394)	(1,658,155)
Net assets acquired	438,033	176,225	614,258
Noncontrolling interest	(214,636)	-	(214,636)
Total consideration paid	1,729,107	1,171,624	2,900,731
Goodwill recognized from acquisition	$1,505,710	$995,399	$2,501,109
Impact of foreign currency translation			24,669
Total Goodwill	$1,505,710		$2,525,778

NOTE 10-TAXES

1)	Corporate Income Tax

The Company is a Delaware corporation and conducts all of its business through Mege Union and Queen Group, both Chinese subsidiaries. All business is conducted in China.

As of May 31, 2009, Queen Group consists of seven individually-owned sole proprietorships (one of which has two additional branches), which, under the Chinese Laws, are generally exempt from paying corporate level income taxes unless they are assessed by the local authority otherwise. Two of the entities under Queen Group were assessed by the local tax authority to be subject to a fixed-rate income tax. Under the fixed-rate income tax system, generally 10% of the annual gross revenues from each entity are deemed Taxable Net Income (“TNI”) for income tax purpose, without giving consideration to the costs and operating expenses. The income tax is then levied at 27% of the TNI.

Harbin Mege Union Lea Spa is also subject to the same fixed-rate income tax as the two entities under Queen Group, while Harbin Tai Ai’s income tax is currently levied at 20%, instead of 27%, of its TNI determined by the same fixed-rate system.

Yoga Wave is subject to a 25% income tax rate on all of its net income.

Our provisions for income taxes for the year ended May 31, 2009 and 2008 were $42,667 and $74,381, respectively.

The following table reconciles the U.S. statutory rates to the Group’s effective tax rate for the years ended May 31, 2009 and 2008:

	For the Year Ended May 31,
	2009	2008
US Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	-34.0%	-34.0%
China income tax	25.0%	33.0%
Tax exemption	-24.4%	-23.5%
Total provision for income tax	0.6%	1.5%

SOKO FITNESS & SPA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008 (RESTATED)

The Company was incorporated in Delaware. It incurred a net operating loss, including amortization of share-based compensation, of $611,825 and $100,000 for U.S. income tax purposes for the years ended May 31, 2009 and 2008, respectively. The net operating loss carry forwards may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at May 31, 2009 for the temporary difference related to loss carry-forwards. The valuation allowances for the years ended May 31, 2009 and 2008 were $208,021 and $34,000, respectively.

2)	Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union.  Except the Harbin Huang Emperor & Golden Gym Club Co., Ltd. which is subject to 3% of actual revenue and Yoga Wave which is subject to 5% of actual revenue, all other business is subject to either 3% or 5% on pre-determined fixed revenue.

 3) Taxes payable at May 31, 2009 and 2008 consisted of the following:

	As of May 31,
	2009	2008
Business sales tax payable	$296,887	$244,680
Corporate income tax	11,692	68,853
Other	51,650	26,022

Total taxes payable	$360,229	$339,555

NOTE 11-SHORT TERM LOANS

The short term loans include the following:

	Balance atMay 31,
	2009	2008
a) Loan payable to Shanghai Pudong Development Bank with a one year term from February 29, 2008 to January 29, 2009 at a fixed interest rate of 0.62% per month	--	$1,729,107

b) Loan payable to Shanghai Pudong Development Bank with a one year term from November 21, 2008 to November 20, 2009 at a fixed interest rate of 0.4995% per month	$1,025,171	--

c) Loan payable to an unrelated party with a one year term from October 23, 2007 to October 28, 2008 at a fixed interest payment of RMB4,000 per quarter. This loan was extended to December 7, 2008 at a fixed interest rate of 2% per month	--	288,184

d) Loan payable to a related party with a one year term from April 1, 2008 to March 31, 2009 free of interest	--	529,953

e) Loan payable to Shanghai Pudong Development Bank with an 11-month term from January 5, 2009 to November 20, 2009 at a fixed interest rate of 0.4995% per month	1,171,624	--
Total	$2,196,795	$2,547,244

SOKO FITNESS & SPA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008 (RESTATED)

Interest expense paid for the above short term loans totaled $66,121 and $49,042 for the years ended May 31, 2009 and 2008, respectively. The loans from Shanghai Pudong Development Bank are secured by the building owned by Queen Group.

NOTE 12-DEFERRED REVENUE

Deferred revenue represents cash received from members, but not yet earned. The summary set forth below of the activity and balances in deferred revenue at May 31, 2009 and 2008 respectively. Cash additions include all cash received for membership fees and advance payments for services. Revenue recognized includes all revenue earned during the periods from membership services and other services.

A reconciliation of deferred revenue as of May 31, 2009 is as follows:

	As of May 31,
	2008			2009
	Balance	Cash Additions	Revenue Recognized	Balance
Membership fees & advance payment collected	$514,965	$20,252,609	$(18,885,155)	$1,882,419

Receipts collected & earned without deferral during period		683,953	(683,953)
	514,965	20,936,562	(19,569,108)	1,882,419

Impact of foreign currency translation				27,336
			Total	$1,909,755

NOTE 13-SEGMENT REPORTING

The Group has a single operating segment in accordance with the provisions of FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Although the Group provides and markets various products and services, the Group’s chief operating decision maker reviews and evaluates one set of combined financial information deciding how to allocate resources and in assessing performance.

For the years ended May 31, 2009 and 2008, the Group’s sales revenue from various products and services are as follows:

	Years ended May 31,
	2009	2008
Professional services	$11,284,644	$10,296,518
Sales of products	3,624,257	1,229,363
Membership fees	2,977,462	1,498,503
Tuition	1,682,744	938,746

Total	$19,569,108	$13,963,130

NOTE 14-STOCK OPTIONS

On March 2, 2009, the Board of Directors of the Company authorized the issuance of stock options for 60,000 shares of the Company's common stock to its three independent directors (each option was for 20,000 shares of the Company's common stock). The options granted to two of the directors vest over a three year period, with 20% vesting on the grant date and 40% vesting on the first and second anniversaries of the grant date. These options are exercisable for three years from the date of grant, provided that the directors remain associated with the Company during the period. The option granted to the third director was fully vested on the grant date and is exercisable for three years from the date of grant, regardless of continued association with the Company. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: Expected life 3 years, expected volatility 100%, dividend yield 0%, risk free interest rate 1.28% and the exercise price of $1.47. The fair value of the 60,000 options was $53,945 at the grant date.

SOKO FITNESS & SPA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008 (RESTATED)

In July 2008, the Board of Directors of the Company authorized the issuance of 50,000 shares of stock options to one of its independent directors. The options vest over a three year period, with one-third vesting on each of the grant date, and the first and second anniversaries of the grant date. The option is exercisable for five years from the date of grant. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: Expected life 5 years, expected volatility 100%, dividend yield 0%, risk free interest rate 3.91% and the exercise price of $1.47. The fair value of the 50,000 options was $55,953 at the grant date.

The Group determined its expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk –free interest rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of May 31, 2008	-	-	-
Granted	110,000	$1.47	$-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of May 31, 2009	110,000	$1.47	$-

Stock compensation expense recognized for the period is based on awards expected to vest, and there were no estimated forfeitures as the Group has a short history of issuing options. All the options granted have no intrinsic value at May 31, 2009. As of May 31, 2009, the Group has 44,667 outstanding vested stock options, with an exercise price above market, are excluded from the Group’s diluted computation.

NOTE 15- STOCKHOLDERS’ EQUITY

A. Issuance of Common Stock

On April 11, 2008, in connection with the share exchange discussed in detail under NOTE 1, the Company issued an aggregate of 13,300,000 shares of our common stock to the Wealthlink Shareholders.  Concurrently with the share exchange, the Company provided $400,000 to Mr. Tong Liu to purchase 1,000,000 shares of common stock from Mr. Husain, then director of the Company, and an aggregate of 1,575,000 shares of common stock from certain other original shareholders of the Company with the understanding that Mr. Tong Liu would immediately return these 2,575,000 shares to the Company for cancellation.  Following the purchase of these 2,575,000 shares by Mr. Tong Liu on the Closing Date, Mr. Tong Liu immediately returned the 2,575,000 shares as agreed to the Company for cancellation.  Further, in consideration of services provided to the Company in association with the consummation of these transactions, an aggregate of 1,275,000 shares were issued to certain advisors in connection with the share exchange transaction and the Financing. Additionally, on April 11, 2008, SOKO sold in the aggregate, 2,000,000 shares of its common stock to certain accredited investors, at a purchase price of $1.00 per share. The Company received net proceeds of $1,027,500 in connection with this private placement after the reduction of $225,000 that were used to pay a part of the $300,000 consulting fee to Mr. Husain, $400,000 that were provided to Mr. Tong Liu for the purchase of the 2,575,000 shares from original shareholders of the Company that were then returned by Mr. Tong Liu to the Company for cancellation, $140, 000 in legal expenses, $180,000 in fees paid to E-Tech International, Inc. and E-Tech Securities, Inc. for structuring the share exchange transaction and $27,500 in other company related expenses and fees.  There were 17,000,000 shares of common stock issued and outstanding on May 31, 2009 and 2008.

SOKO FITNESS & SPA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008 (RESTATED)

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

Following is a summary of the status of warrants outstanding as of May 31, 2009:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life
Outstanding as of May 31, 2008	2,160,000	$1.25	$1.92
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of May 31, 2009	2,160,000	$1.25	$1.92

NOTE 16-RELATED TRANSACTIONS

The Group rents the premises for certain locations from Mr. Tong Liu, our Chairman and CEO. Mr. Liu has leased Mege Union's office, as well as two stores to the Group pursuant to the terms of binding written lease agreements containing terms no less favorable to the Group than the Group could have negotiated in an arm’s length transaction with a motivated landlord, including substantially the following terms:

i.	Harbin Daoli Queen Demonstration Beauty Parlor: 5-year lease from January 1, 2007 through December 31, 2011 for $47,300 per year;

ii.	Harbin Queen Beauty Demonstration Center: 5-year lease from January 1, 2007 through December 31, 2011 for $20,300 per year;

iii.	Mege Union office: 10-year lease from January 1, 2009 through December 31, 2018 for $73,212 per year.

NOTE 17-EARNINGS PER SHARE

EPS for the periods ended May 31, 2009 and 2008 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted EPS in accordance with FAS No. 128, “Earnings Per Share.”

SOKO FITNESS & SPA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008 (RESTATED)

The following demonstrates the calculation for EPS for the year ended May 31, 2009 and 2008:

	Year ended May 31,
	2009	2008
Basic and diluted earnings per share
Net income	$7,030,500	$5,175,930

Weighted average common share outstanding
Basic	17,000,000	11,601,781
Diluted	17,297,931	11,903,589
Earnings per share
Basic	$0.41	$0.45
Diluted	$0.41	$0.43

The Group had outstanding warrants of 2,160,000 on each of May 31, 2009 and 2008. As of May 31, 2008, the warrants were anti-dilutive because the exercise price was higher than market price. The warrants are included in diluted weighted average shares calculation at May 31, 2009. The Group had outstanding options of 110,000 and 0, on May 31, 2009 and 2008, respectively. As of May 31, 2009 and 2008, the options are anti-dilutive because the exercise prices are higher than market price.

NOTE 18-COMMITMENTS AND CONTINGENCIES

1) Commitments

i.
The Group leases offices and fitness facilities under non-cancellable operating leases. The Group recognizes rent expense on a straight-line basis over the term of the lease in accordance to FAS No.13 “Accounting for Leases.” The Group has entered into eleven tenancy agreements for the lease of the premises.

The Group’s commitments for minimum rental payments under these lease agreements are as follows:

As of May 31, 2009
2010	$776,079
2011	851,563
2012	830,632
2013	793,787
2014	685,986
2015	656,878
2016	674,735
2017	706,108
2018	512,313
2019	263,310
Total	$6,751,392

Rent expense for the years ended May 31, 2009 and 2008 was $687,386 and $289,040, respectively.

ii.
According to the warrant agreement to investors, the warrants contain a cashless exercise provision, which entitle the holders to receive a certificate for the number of warrant shares if any time after 180 days from the Closing there is no effective Registration Statement registering pursuant to the Registration Rights Agreement entered into by the Group and the Holders, or no current prospectus available for, the resale of the Warrant Shares by the Holders.

SOKO FITNESS & SPA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008 (RESTATED)

2) Contingencies

The Registration Rights Agreement between the Group and security purchaser provides for liquidated damages to the extent that the Group does not attain certain milestones within specified time frames. Specifically, if the Group had failed to file a registration statement within 60 calendar days after the Closing (a milestone which was met by the Group), or in the event that it fails to file a pre-effective amendment and otherwise respond in writing to comments made by the Commission in respect of such Registration Statement within 10 Trading Days after the receipt of comments by or notice from the Commission that such amendment is required in order for such Registration Statement to be declared effective, or registration statement is not declared effective within 180 calendar days after the Closing, or in the event that such Registration Statement ceases for any reason to remain continuously effective as to all Registrable Securities included in such Registration Statement, or the Holders are otherwise not permitted to utilize the Prospectus therein to resell such Registrable Securities, for more than 10 consecutive calendar days or more than an aggregate of 30 calendar days during any 12-month period (which need not be consecutive calendar days), liquidated damages amounting to approximately $20,000 per month would have been payable to purchasers, and such liquidated damages are payable for each 30 calendar day period on a daily pro-rata for any portion of a month prior to cure of an event. The maximum amount of liquidation damage payable to security purchaser is $200,000. As first round comment letter dated July 8, 2008, which was responded to SEC by September 5, 2008, liquidated damages for the delay amounting to approximately $28,810 has been accrued in the first quarter of fiscal year 2009. At that time, the estimate effective date of the registration statement was November 20, 2008; we accrued registration payment approximately $26,800 for late effectiveness. In second quarter, our estimated response to second round comment  dated October 11, 2008 was around January 15, 2009, additional $56,950 liquidation damage had been accrued for late response, also our estimated effective date of the registration statement was to be February 20, 2009; the estimated penalty approximately $40,200 for additional delay had been accrued. In the third quarter, the response to second round comment was sent out on February, 17, 2009, one month later than the previous estimation and the estimated effective date will be April 30, 2009. The liquidation damage and registration payment liability reaches the maximum amount $200,000 as of May 31, 2009.

3) Guarantee

Mege Union agrees to, whenever necessary, act as the guarantor for Queen Group, its variable interest entities, in all contracts, agreements or transactions in connection with Queen Group’s operation between Queen Group and any third party, to provide full guarantee for the performance of such contracts, agreements or transactions by Queen Group. In return, Queen Group agrees to pledge all of its assets, including accounts receivable, to Mege Union. As of May 31, 2009, Mege Union has not provided any guarantee to any third party on behalf of Queen Group. Therefore, the Company is currently not exposed to any guarantor’s obligations under this guarantee arrangement.

NOTE 19-RESTATEMENT

We have restated the consolidated financial statements for the year ended May 31 2008 for the following reasons:

The 300,000 payment made to Mr. Husain for consulting fees, which was a part of the $625,000 payment made out of the financing proceeds from the private placement, was previously treated as a reduction of proceeds. Upon further reviews of the various agreements and SEC comments, the Company has determined that this payment of $300,000 should be recognized as expenses over the service period of six months starting April 2008, rather than a reduction of the financing proceeds. This change has an effect on previously reported assets, retained earnings and net income for the year ended May 31, 2008. Thus, The Company accounted $100,000 as consulting expenses and $200,000 as prepaid expenses for the year ended May 31, 2008.

SOKO FITNESS & SPA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008 (RESTATED)

The impact of this restatement on the financial statements as originally reported as of May 31, 2008 is summarized below:

	May 31, 2008
	As Reported	As Restated
Current assets	$5,153,945	$5,353,945
Total assets	21,315,772	21,515,772
Retained earnings	12,757,564	12,657,564

Selling, general and administrative expenses	3,436,547	3,536,547
Net income	$5,275,930	$5,175,930

Net income per common share
Basic	$0.45	$0.45
Diluted	$0.44	$0.43

Cash provided by operating activities	$5,149,473	$4,849,473

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of August, 2009 .

SOKO Fitness & Spa Group, Inc.

/s/ Tong Liu
Tong Liu
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The undersigned hereby appoints Tong Liu and Xia Yu, each with full power of substitution, as his or her true and lawful attorney-in-fact and agent, for him or her and in his or her name and place, to sign the name of the undersigned in the capacity or capacities indicated below to the Annual Report of SOKO Fitness & Spa Group, Inc. on Form 10-K for the year ended May 31, 2009 and any and all amendments to such Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with all necessary or appropriate governmental or other entities, including, but not limited to, the Securities and Exchange Commission, granting to such attorney-in-fact and agent full power and authority to perform each act necessary to be done as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Signature	Title(s)	Date

/s/ Tong Liu	Chief Executive Officer, Chairman of the Board	August 28, 2009
Tong Liu	(Principal Executive Officer)

/s/ Xia Yu	Chief Financial Officer	August 28, 2009
Xia Yu	(Principal Financial and Accounting Officer)

/s/ Yang Chen	Director	August 28, 2009
Yang Chen

/s/ Su Zhang	Director	August 28, 2009
Su Zhang

/s/ Gideon E. Kory	Director	August 28, 2009
Gideon E. Kory

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3(i).1
Certificate of Incorporation of American Business Holdings Inc. (incorporated by reference to Exhibit 3.1 of SOKO's Registration Statement on Form SB-2, filed with the SEC on March 15, 2006 (Commission File No. 333-132429))

3(i).2
Certificate of Ownership and Merger merging SOKO Fitness & Spa Group, Inc. into American Business Holdings Inc. (incorporated by reference to Exhibit 3.1 of SOKO's Current Report on Form 8-K, filed with the SEC on June 6, 2008 (Commission File No. 333-132429))

3(ii).1
Amended and Restated Bylaws of SOKO Fitness & Spa Group, Inc. (incorporated by reference to Exhibit 3(ii) of SOKO's Annual Report on Form 10-K for the year ended May 31, 2008, filed with the SEC on August 29, 2008 (Commission File No. 333-132429))

4.1
Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of SOKO's Annual Report on Form 10-K for the year ended May 31, 2008, filed with the SEC on August 29, 2008 (Commission File No. 333-132429))

5.1
Opinion of Sichenzia Ross Friedman Ference LLP (incorporated by reference to Exhibit 5.1 of SOKO's Registration Statement on Form S-1 (Commission File No. 333-151563), filed with the SEC on June 10, 2008)

10.1
Form of Share Exchange Agreement dated April 11, 2008 by and among American Business Holdings, Inc., Wealthlink Co., Ltd. and each of the shareholders of Wealthlink Co., Ltd. (incorporated by reference to Exhibit 10.1 of SOKO's Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.2
Form of Securities Purchase Agreement dated April 11, 2008 among American Business Holdings, Inc., Tong Liu, and the persons listed on the signature pages thereto. (incorporated by reference to Exhibit 10.2 of SOKO's Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.3
Form of Registration Rights Agreement dated April 11, 2008 between American Business Holdings, Inc. and the several purchasers signatory thereto. (incorporated by reference to Exhibit 10.3 of SOKO's Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.4
Form of Lock-up Agreement dated April 11, 2008 between American Business Holdings, Inc. and the stockholder signatory thereto. (incorporated by reference to Exhibit 10.4 of SOKO's Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.5
Form of Warrant issued by American Business Holdings, Inc. (incorporated by reference to Exhibit 10.5 of SOKO's Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.6
Form of Escrow Agreement dated April 11, 2008 between American Business Holdings, Inc., certain officers of the company, and Crone Rozynko, LLP. (incorporated by reference to Exhibit 10.6 of SOKO's Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.7
Consulting Agreement dated April 11, 2008 between Syed Idris Husain and American Business Holdings, Inc. (incorporated by reference to Exhibit 10.7 of SOKO's Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.8
Stock Purchase Agreement  dated April 11, 2008 between American Business Holdings, Inc. and each of Syed Irfan Husain, Syed Idris Husain and Verifica International, Ltd. (incorporated by reference to Exhibit 10.8 of SOKO's Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.9
Form of Consulting Services Agreement between Mege Union and each of the Queen Group entities (incorporated by reference to Exhibit 10.9 of SOKO's Amendment No. 1 Registration Statement on Form S-1/A (Commission File No. 333-151563), filed with the SEC on September 5, 2008)

10.10
Form of Operating Agreement between Mege Union and each of the Queen Group entities (incorporated by reference to Exhibit 10.10 of SOKO's Amendment No. 1 Registration Statement on Form S-1/A (Commission File No. 333-151563), filed with the SEC on September 5, 2008)

10.11
Form of Option Agreement among Mege Union, each of the Queen Group entities and the shareholders of such Queen Group entity (incorporated by reference to Exhibit 10.11 of SOKO's Amendment No. 1 Registration Statement on Form S-1/A (Commission File No. 333-151563), filed with the SEC on September 5, 2008)

10.12
Form of Equity Pledge Agreement among Mege Union, each of the Queen Group entities and the shareholders of such Queen Group entity (incorporated by reference to Exhibit 10.12 of SOKO's Amendment No. 1 Registration Statement on Form S-1/A (Commission File No. 333-151563), filed with the SEC on September 5, 2008)

10.13
Form of Proxy Agreement between Mege Union and the shareholders of each of the Queen Group entities (incorporated by reference to Exhibit 10.13 of SOKO's Amendment No. 1 Registration Statement on Form S-1/A (Commission File No. 333-151563), filed with the SEC on September 5, 2008)

10.14
Form of Warrant issued by American Business Holdings, Inc. to E-Tech Securities Inc. (incorporated by reference to Exhibit 10.14 of SOKO's Amendment No. 2 Registration Statement on Form S-1/A (Commission File No. 333-151563), filed with the SEC on February 17, 2009)

10.15
Stock Option Agreement, dated July 8, 2008, between the Company and Gideon Kory (incorporated by reference to Exhibit 10.15 of SOKO's Amendment No. 2 Registration Statement on Form S-1/A (Commission File No. 333-151563), filed with the SEC on February 17, 2009)

10.16
English Translation of Placement Agent Engagement Letter, dated February 7, 2007, between Etech Securities Inc. and Harbin Mege Union (HK) International Group (incorporated by reference to Exhibit 10.16 of SOKO's Amendment No. 2 Registration Statement on Form S-1/A (Commission File No. 333-151563), filed with the SEC on February 17, 2009)

10.17
English Translation of Financial Consulting Agreement, dated February 7, 2007, between Etech International, Inc. and Mege Union (incorporated by reference to Exhibit 10.17 of SOKO's Amendment No. 2 Registration Statement on Form S-1/A (Commission File No. 333-151563), filed with the SEC on February 17, 2009)

21.1	List of Subsidiaries

24.1	Power of Attorney (included in signature page)

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002