Form 10-Q
period 2009-08-31
SOKO FITNESS & SPA GROUP, INC.
filed 2009-10-15
CIK 1355835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒           Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2009

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

On October 14, 2009, 17,000,000 shares of the registrant's common stock were outstanding.

i

PART I – FINANCIAL INFORMATION

Item1.     Financial Statements
SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)
	AUGUST 31,	MAY 31,
	2009	2009
	(UNAUDITED)
ASSETS
Current assets:
Cash & cash equivalents	$3,564,219	$1,907,640
Restricted cash	-	7,233
Accounts receivable, net	258,658	110,541
Inventories	1,416,436	1,391,302
Advances to suppliers	1,404,028	993,084
Employee advance	129,444	54,783
Prepaid expense	112,568	146,959
Total Current Assets	6,885,353	4,611,542

Property, plant and equipment,net of accumulated depreciation	25,076,229	19,674,394

Other Assets
Security Deposit	140,957	47,853
Deferred Rent	773,693	589,188
Deposit to suppliers	1,464,150	1,464,530
Investment advance	-	399,750
Goodwill	2,792,278	2,525,778
Total Other Assets	5,171,078	5,027,099

Total Assets	37,132,660	29,313,035

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loans	2,576,723	2,196,795
Accounts payable, accrued expenses and other payable	893,539	471,457
Unearned revenue	6,605,375	1,909,755
Taxes payable	363,674	360,229
Contingent Liability	200,000	200,000
Total Current Liabilities	10,639,311	5,138,236

Stockholders' Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
- 0 - shares issued and outstanding at August 31 and May 31,2009	-	-
Common stock, $0.001 Par value; 500,000,000 shares authorized;
17,000,000 shares issued and outstanding
at August 31 and May 31, 2009	17,000	17,000
Additional paid-in-capital	2,354,056	2,346,397
Additional paid-in-capital - warrants	639,253	639,253
Accumulated other comprehensive income	1,889,470	1,910,752
Retained earnings	21,642,718	19,215,114
Total Stockholders' Equity	26,542,498	24,128,516
Noncontrolling interest	(49,149)	46,283
Total Equity	26,493,349	24,174,799

Total Liabilities and Stockholders' Equity	$37,132,660	$29,313,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)
(UNAUDITED)
	FOR THE THREE MONTHS ENDED
	AUGUST 31,
	2009	2008
		(RESTATED)

Net Sales	$6,430,503	$4,276,867

Cost of Sales	(2,188,938)	(1,425,156)

Gross Profit	4,241,566	2,851,711

Selling, General and Administrative Expenses:	1,898,374	1,342,184

Operating income	2,343,191	1,509,527

Other Income and Expenses
Interest expenses	(32,525)	(50,008)
Other income	15,523	2,415
Other expenses	(471)	(69,341)
Total Other Income and (Expense)	(17,474)	(116,934)

Income Before Income Taxes	2,325,718	1,392,593

Provision for Income Taxes	23,880	25,132

Net Income	2,301,836	1,367,461
Less: net income (loss) attributable to the noncontrolling interest	(125,767)	(75,880)

Net Income Attributable to SOKO Fitness & Spa Group, Inc.	$2,427,604	$1,443,341

Other Comprehensive Income
Foreign currency translation adjustment	(21,282)	242,960

Comprehensive Income	$2,406,322	$1,686,301

Basic and Diluted Income per common share
Basic	$0.14	$0.08
Diluted	$0.13	$0.08

Weighted average common share outstanding
Basic	17,000,000	17,000,000
Diluted	18,168,443	17,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
( IN US DOLLARS)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	AUGUST 31,
	2009	2008
		(RESTATED)

Cash Flows From Operating Activities:
Net income	$2,427,604	$1,443,341
Adjustments to reconcile net income to net cash
provided by operating activities:

Stock based compensation	7,660	18,651
Depreciation and amortization	564,191	340,255
Minority interest	(125,767)	(75,880)
Liquidated damage penalty	-	55,610

Changes in operating assets and liabilities:
Restricted cash	7,228	-
Accounts receivable	(100,774)	225,752
Inventories	(16,752)	(71,190)
Advances to suppliers	1,469	(418,253)
Employee advance	48,436	27,741
Other receivables	96,856	38,592
Prepaid expense	50,901	101,098
Security deposit	(93,087)	(111,113)
Deferred Rent	(84,250)	-
Deposit to suppliers	-	(131)
Accounts payable	(1,102)	-
Unearned revenue	4,303,014	1,129,713
Taxes payable	(5,476)	58,600
Accrued expenses and other payables	36,360	(299,881)

Cash provided by operating activities	7,116,513	2,462,905

Cash Flows From Investing Activities:
Addition in construction in progress	(5,709,094)	(1,356,563)
Purchase of property and equipment	(184,055)	(193,854)
Cash acquired from acquisition	65,265	97,325

Cash used in investing activities	(5,827,884)	(1,453,092)

Cash Flows From Financing Activities:
Proceeds from short-term loan	380,522	-
Repayment of short-term loan	-	(536,126)

Cash provided by (used in) financing activities	380,522	(536,126)

Effect of exchange rate changes on cash and cash equivalents	(12,573)	21,334

Increase in cash and cash equivalents	1,656,578	495,020

Cash and Cash Equivalents - Beginning of the period	1,907,641	1,563,709

Cash and Cash Equivalents - Ending of the period	$3,564,219	$2,058,729

Supplemental disclosures of cash flow information:

Interest paid	$-	$38,861
Income Taxes paid	$2,790	$417

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008 (RESTATED)
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of SOKO Fitness & Spa Group, Inc.  (the “Company” or “SOKO”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of August 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.  Unless otherwise indicated, all amounts herein are expressed in US Dollars.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of SOKO, Wealthlink, Mege Union and its wholly-owned subsidiaries, Lea Spa, majority-owned Shenyang Letian Yoga Fitness Center ("Yoga Wave") and majority-owned Shenyang Starway Fitness Co., Ltd. ("Yoga Wave II") as well as Mege Union’s variable interest entity ("VIE"), Queen Group. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. There is no allowance for uncollectible amounts for the three months ended August 31, 2009 and 2008.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008 (RESTATED)
(UNAUDITED)

Inventories

Inventory is mainly composed of hair care supplies and skin care supplies. Inventories are stated at the lower of cost or market, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchases and supplies for providing the beauty treatment. No allowance for inventories is considered necessary for the three months ended August 31, 2009 and 2008, respectively.

Property, Equipment and Construction in Progress

Property and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Building	15 years
Building Improvements	10 years
Machinery and equipment	5 years
Computer, office equipment and furniture	5 years
Automobiles	5 years

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

As of August 31, 2009 and May 31, 2009, the Company had total accumulated costs involved with construction in progress in the amount of $7,245,365  and $1,534,827 , respectively.

Interest Capitalization

Interest capitalization is reported in accordance with the provisions of FAS No. 34, “Capitalization of Interest Cost.”

For loans to finance constructions and provide for working capital, the Company charges the borrowing costs related to working capital loans to interest expense when incurred and capitalize interest costs related to construction developments as a component of the construction costs. The interest to be capitalized for a construction is based on the amount of borrowings related specifically to such construction. Interest for any period is capitalized based on the amounts of accumulated expenditures and the interest rate of the loans. The interest capitalization period begins when expenditures have been incurred and activities necessary to prepare the asset (including administrative activities before construction) have begun, and ends when the construction is substantially completed. Interest capitalized is limited to the amount of interest incurred.  The interest rate used in determining the amount of interest capitalized is the weighted average rate applicable to the construction-specific borrowings.

The Company’s significant judgments and estimates related to interest capitalization include the determination of the appropriate borrowing rates for the calculation, and the point at which capitalization is started and discontinued. Changes in the rates used or the timing of the capitalization period may affect the balance of property under development and the costs of sales recorded. Capitalized interest included in construction in progress amounted to $33,631 and $17,543 for the three months ended August 31, 2009 and 2008, respectively.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008 (RESTATED)
(UNAUDITED)

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

In evaluating long-lived assets, other than goodwill for recoverability,  the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with SFAS No.144. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.  There was no impairment losses recognized for the periods presented.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104.  Sales revenue is generally recognized when the services are provided and payments of the customers are received or collections are reasonably assured. Payments received in advance from members but not yet earned are recorded as deferred revenue.”

Non-refundable membership fees, non-refundable initial membership fees and monthly membership fees that are prepaid on a non refundable basis are recognized on a straight-line basis over the respective membership term.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008 (RESTATED)
(UNAUDITED)

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

Comprehensive Income

Statement of Financial Accounting Standards ("FAS") No. 130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income arose from the changes in foreign currency exchange rates.

Income Taxes

The Company accounts for income tax under the provisions of FAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There are no deferred tax amounts as of August 31, 2009 and May 31, 2009.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Earnings per Share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“FAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  FAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Foreign Currency Translation

The Company uses the United States dollar (“US Dollars”) for financial reporting purposes. Mege Union, its subsidiaries, and the Queen Group maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008 (RESTATED)
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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. The rate of exchange at August 31, 2008 was $1.00 = RMB6.8405, at May 31, 2009 was $1.00 = RMB6.82813 and at August 31, 2009 was $1.00 = RMB6.83038. The weighted average translation rate of $1.00 = RMB6.8327 was applied to the Company's three months income statement for the period ended August 31, 2009.

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

In May 2009, FASB issued FAS No. 165, "Subsequent Events," which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of FAS No. 165 to interim or annual financial periods ending after June 15, 2009. Adoption of FAS No. 165 does not have a material impact on the Company’s results of operations or financial position.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008 (RESTATED)
(UNAUDITED)

NOTE 3 - ADVANCES TO SUPPLIERS

The Company makes advances to certain vendors for inventory purchases. The Advances to Suppliers were $1,404,028  and $993,084 as of August 31, 2009 and May 31, 2009 respectively.

Below is the breakdown of advances to major suppliers:

	As of
	August 31, 2009	May 31, 2009

Major supplier A	$1,320,105	$993,084

Others	83,923	-
		-
Total	$1,404,028	$993,084

NOTE 4 - INVENTORIES

The inventories consist of the following:

	As of
	August 31, 2009	May 31, 2009
Skin care supplies	$1,320,530	$1,348,105
Hair care supplies	36,279	39,965
Others	59,627	3,232

Total	$1,416,436	$1,391,302

No allowance for inventories was made for the three months ended August 31, 2009 and 2008.

NOTE 5 - EMPLOYEE ADVANCE

The Employee Advance was $129,444 and $54,783 as of August 31, 2009 and May 31, 2009, respectively.  The Employee Advance was made to certain employees by the Company in order for them to pay the travel expenses, office supplier expenses or any other miscellaneous expenses in future.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008 (RESTATED)
(UNAUDITED)

NOTE 6 - PROPERTY AND EQUIPMENT, NET

	As of
	August 31, 2009	May 31, 2009
Machinery & equipments	$3,362,109	$3,289,848
Office equipment & furniture	1,268,574	1,116,610
Automobiles	92,348	92,379
Buildings	1,771,492	1,772,081
Leasehold improvements	15,039,602	15,004,204
sub-total	21,534,125	21,275,122
Less: Accumulated depreciation and amortization	(3,703,261)	(3,135,554)

Construction in progress	7,245,365	1,534,827

Total	$25,076,229	$19,674,394

Depreciation and amortization expense for the three months ended August 31, 2009 and 2008 was $564,191 and $340,255, respectively.

NOTE 7 - DEPOSITS TO SUPPLIERS

The Deposits to Suppliers of $1,464,150  and $1,464,530 as of August 31, 2009 and May 31, 2009, respectively, represent deposits made to two major suppliers, with whom the Company has long standing business relationships. The Company made the deposits in order to maintain the relationships and purchase the products and equipment under the most favorable condition.  Since the Company expects the entire amount will be repaid, no allowance has been established.

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

On July 1, 2008, Mege Union acquired 100% interest of Harbin Tai Ai for RMB 8,000,000 (approximately $1.2 million). Goodwill of $1 million was recorded for the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the acquired interest in Tai Ai. The results of operations for Tai Ai are included in the consolidated results of operations of the Group commencing July 1, 2008.

On May 31, 2009,Mege Union (the “Purchaser”) entered into an acquisition agreement with Starway Asia Limited (“the Seller”) to acquire 51% of the Seller’s interest in Yoga Wave II, another Yoga studio located in the city of Shenyang. The consideration paid was RMB 2,042,040 (approximately $0.3 million). Goodwill of $267,331 was recorded to reflect the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the acquired interest in Yoga Wave II.  Mega Union also loaned RMB 676,260 (approximately $0.1 million) to Yoga Wave II for business operation on May 31, 2009. This loan is eliminated in the consolidated financial statements. The results of operations of Yoga Wave II  were included in the consolidated results of operations commencing June 1, 2009.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008 (RESTATED)
(UNAUDITED)

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

The following represents the allocation of the acquisition costs to the net assets acquired based on their respective fair values:

	As of May 31, 2009		As of August 31, 2009
		Addition
		Yoga Wave II	Total
Current assets	$667,836	$671,892	$1,339,728
Fixed assets	1,604,577	177,551	1,782,128
Total liabilities assumed	(1,658,155)	(787,712)	(2,445,867)
Net assets acquired	614,258	61,731	675,989
Noncontrolling interest	(214,636)	(30,248)	(244,844)
Total consideration paid	2,900,731	298,963	3,199,694
Goodwill recognized from acquisition	$2,501,109	$267,480	$2,768,589
Impact of foreign currency translation	24,669		23,689
Total Goodwill	$2,525,778		$2,792,278

The impact of foreign currency translation was due to the fluctuation of exchange rate ($1.00 = 6.8281 RMB as of May 31, 2009 and $1.00 = 6.8304 RMB as of August 31, 2009).

NOTE 9 – TAXES

1)	Corporate Income Tax

The Company is a Delaware corporation and conducts all of its business through Mege Union and Queen Group. All business is conducted in China.

As of August 31, 2009, Queen Group consists of seven individually-owned sole proprietorships (one of which has two additional branches), which, under the Chinese Laws, are generally exempt from paying corporate level income taxes unless they are assessed by the local authority otherwise. These entities under Queen Group are generally subject to a fixed-rate income tax assessed by the local tax authority. Under the fixed-rate income tax system, generally 10% of the annual gross revenues from each entity are deemed Taxable Net Income (“TNI”) for income tax purpose, without giving consideration to the costs and operating expenses. The income tax is then levied at 25% of the TNI.

Legend Spa and Lea Spa, both wholly-owned subsidies of Harbin Mege Union, are also subject to the similar fixed-rate income tax system as the entities under Queen Group. While Legend Spa’s TNI is taxed at 25%, Lea Spa’s TNI is currently levied at only 20%.

Yoga Wave and Yoga Wave II are both subject to a 25% income tax rate on all of its net income.

Our provisions for income taxes for the three months ended August 31, 2009 and 2008 were $23,880 and $25,132, respectively.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008 (RESTATED)
(UNAUDITED)

The following table reconciles the U.S. statutory rates to the Group’s effective tax rate for the three months ended August 31, 2009 and 2008:

	For the Quarters Ended August 31,
	2009	2008
US statutory rates	34.0%	34.0%
Foreign income not recognized in USA	-34.0%	-34.0%
China income tax	25.0%	25.0%
Tax exemption	-24.4%	-23.4%
Total provision for income tax	0.6%	1.57%

The parent company was incorporated in Delaware. It incurred a net operating loss on its own, including amortization of share-based compensation of $315,655 and $218,651 for U.S. income tax purposes for the three months ended August 31, 2009 and 2008, respectively. The net operating loss carry forwards may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company's business operations being primarily conducted in China and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at August 31, 2009 and 2008, respectively for the temporary difference related to the loss carry-forwards. The valuation allowances for the quarter ended August 31, 2009 and 2008 were $107,322 and $74,341, respectively.

The Company intends to invest undistributed earnings in foreign subsidiaries indefinitely and these undistributed earnings are essentially permanent in duration.

2)	Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union.  Except the Harbin Huang Emperor & Golden Gym Club Co., Ltd. which is subject to 3% of actual revenue and Yoga Wave and Yoga Wave II, which are subject to 5% of actual revenue, all other business is subject to either 3% or 5% on pre-determined fixed revenue.

3)	Taxes payable at August 31, 2009 and May 31, 2009 consisted of the following:

	As of
	August 31, 2009	May 31, 2009
Business sales tax payable	$268,262	$296,887
Corporate income tax	32,786	11,692
Other	62,626	51,650

Total taxes payable	$363,674	$360,229

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008 (RESTATED)
(UNAUDITED)

NOTE 10 - SHORT TERM LOAN

The short term loans include the following:

		Balance at
		August 31, 2009	May 31, 2009

a)	Loan payable to Shanghai Pudong Development Bank with a one year term from July 30, 2009 to July 29,2010 at a fixed interest rate of 0.398% per month	$380,651	$--

b)	Loan payable to Shanghai Pudong Development Bank with a one year term from November 21, 2008 to November 20, 2009 at a fixed interest rate of 0.4995% per month	$1,024,830	$1,025,171

c)	Loan payable to Shanghai Pudong Development Bank with an 11-month term from January 5, 2009 to November 20, 2009 at a fixed interest rate of 0.4995% per month	$1,171,242	$1,171,624
		$2,576,723	$2,196,795

Interest expense paid for the above short term loans totaled $0 and $11,461 for the three months ended August 31, 2009 and 2008, respectively. Capitalized interest included in construction in progress amounted to $33,631 and $17,543 for the three months ended August 31, 2009 and 2008, respectively.

Payment of the July 30th loan in the amount of $380,651 is guaranteed by SOKO International Fitness Center, Mr. Liu Tong and his siblings and an unaffiliated third party, Zhaodong Dazhuangyuan Rouye Limited, which is owned by an acquaintance of Mr. Liu. The other loans are secured by the building owned by Queen Group.

NOTE 11 - DEFERRED REVENUE

Deferred revenue represents cash received from members, but not yet earned. Cash additions include all cash received for membership fees and advance payments for services. Revenue recognized includes all revenue earned during the periods from membership services and other services.

A reconciliation of deferred revenue as of August 31, 2009 and May 31, 2009 is as follows:

	As of
	May 31, 2009		Revenue	August 31, 2009
	Balance	Cash Additions	Recognized	Balance
Membership fees & advance payment collected	$1,909,755	$10,803,643	$(6,108,988)	$6,604,410

Receipts collected & earned without deferral during period		321,515	(321,515)
	1,909,755	11,125,158	(6,430,503)	6,604,410

Impact of foreign currency translation				965
			Total	$6,605,375

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008 (RESTATED)
(UNAUDITED)

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

For the three months ended August 31, 2009 and 2008, the Company’s sales revenue from various products and services are as follows:

	Three months ended
	August 31,
	2009	2008
Professional services	$3,841,293	$2,741,984
Sales of products	1,300,650	413,196
Membership fees	892,523	674,762
Tuitions	396,037	446,925

Total	$6,430,503	$4,276,867

NOTE 13-STOCK OPTIONS

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

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008 (RESTATED)
(UNAUDITED)

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of May 31, 2009	110,000	$1.47	$0--
Granted			--
Forfeited	--	--	--
Exercised	--	--	--
Outstanding as of August 31, 2009	110,000	$1.47	$129,800--

Stock compensation expense recognized for the period is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. All the options granted have an intrinsic value of $129,800 at August 31, 2009. As of August 31, 2009, the Company has 61,333 outstanding vested stock options, diluted for purpose of  the Company’s diluted earnings of shares.

NOTE 14 - STOCKHOLDERS’ EQUITY

There were 17,000,000 shares of common stock issued and outstanding on August 31, 2009 and May 31, 2009.

Following is a summary of the status of warrants outstanding as of August 31, 2009:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life
Outstanding as of May 31, 2009	2,160,000	$1.25	1.92
Granted	--	--
Forfeited	--	--
Exercised	--	--
Outstanding as of August 31, 2009	2,160,000	$1.25	1.67

NOTE 15 - RELATED TRANSACTIONS

1)    Real Property Arrangements

The Company rents the premises for certain locations from Mr. Tong Liu, our Chairman and CEO. Mr. Liu has leased Mege Union's office, as well as two stores to the Company pursuant to the terms of binding written lease agreements containing terms no less favorable to the Company than the Company could have negotiated in an arm’s length transaction with a motivated landlord, including substantially the following terms:

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

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008 (RESTATED)
(UNAUDITED)

2)      Loan Guarantee

Pursuant to the loan agreement with Shanghai Putong Development Bank, SOKO International Fitness Center and Mr. Liu Tong, our Chairman and CEO, together with his siblings and an unaffiliated third party, Zhaodong Dazhuangyuan Rouye Limited, which is owned by an acquaintance of Mr. Liu, provide full guarantee with their personal property for the repayment of the one-year loan of $380,651 (from July 30, 2009 to July 29, 2010.

NOTE 16-EARNINGS PER SHARE

EPS for the three month periods ended August 31, 2009 and 2008 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted EPS in accordance with FAS No. 128, “Earnings Per Share.”

The following demonstrates the calculation for EPS for the three months ended August 31, 2009 and 2008:

	Three Months Ended August 31,
	2009	2008
Earnings per share-basic
Net income	$2,427,604	$1,443,341

Weighted average number of common share outstanding-basic	17,000,000	17,000,000

Earnings per share-basic	$0.14	$0.08

Earnings per share-diluted
Net income	$2,427,604	$1,443,341

Weighted average number of common share outstanding-basic	17,000,000	17,000,000
Effect of diluted warrants	1,141,132	-0-
Effect of diluted options	27,311	-0-
Weighted average number of common share outstanding-diluted	18,168,443	17,000,000

Earnings per share-diluted	$0.13	$0.08

The Company had outstanding warrants of 2,160,000 on each of August 31, 2009 and 2008, and outstanding options of 110,000 and 50,000 on August 31, 2009 and 2008 respectively.  As of August 31, 2009, because the market price was higher than the exercise price, both the warrants and options were dilutive and included in diluted weighted average shares calculation at August 31, 2009.

NOTE 18-COMMITMENTS AND CONTINGENCIES

1)   Commitments

i.
The Company leases offices and fitness facilities under non-cancellable operating leases. The Company recognizes rent expense on a straight-line basis over the term of the lease in accordance to FAS No.13 “Accounting for Leases.” The Company has entered into eleven tenancy agreements for the lease of the premises.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008 (RESTATED)
(UNAUDITED)

The Company’s commitments for minimum rental payments under these lease agreements are as follows:

As of August 31, 2009
2010	1,205,325
2011	1,518,226
2012	1,517,228
2013	1,482,907
2014	1,404,159
2015	1,427,232
2016	1,473,908
2017	1,520,965
2018	1,279,729
2019	884,557

Total	13,714,236

Rent expense for the three months ended August 31, 2009 and 2008 was $253,386 and $140,342, respectively.

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

2)   Contingencies

The Registration Rights Agreement between the Company and security purchaser provides for liquidated damages to the extent that the Company does not attain certain milestones within specified time frames. Specifically, if the Company had failed to file a registration statement within 60 calendar days after the Closing (a milestone which was met by the Company), or in the event that it fails to file a pre-effective amendment and otherwise respond in writing to comments made by the Commission in respect of such Registration Statement within 10 Trading Days after the receipt of comments by or notice from the Commission that such amendment is required in order for such Registration Statement to be declared effective, or registration statement is not declared effective within 180 calendar days after the Closing, or in the event that such Registration Statement ceases for any reason to remain continuously effective as to all Registrable Securities included in such Registration Statement, or the Holders are otherwise not permitted to utilize the Prospectus therein to resell such Registrable Securities, for more than 10 consecutive calendar days or more than an aggregate of 30 calendar days during any 12-month period (which need not be consecutive calendar days), liquidated damages amounting to approximately $20,000 per month would have been payable to purchasers, and such liquidated damages are payable for each 30 calendar day period on a daily pro-rata for any portion of a month prior to cure of an event. The maximum amount of liquidation damage payable to security purchaser is $200,000. As first round comment letter dated July 8, 2008, which was responded to SEC by September 5, 2008, liquidated damages for the delay amounting to approximately $28,810 has been accrued in the first quarter of fiscal year 2009. At that time, the estimate effective date of the registration statement was November 20, 2008; we accrued registration payment approximately $26,800 for late effectiveness. In second quarter, our estimated response to second round comment  dated October 11, 2008 was around January 15, 2009, additional $56,950 liquidation damage had been accrued for late response, also our estimated effective date of the registration statement was to be February 20, 2009; the estimated penalty approximately $40,200 for additional delay had been accrued. In the third quarter, the response to second round comment was sent out on February, 17, 2009, one month later than the previous estimation and the estimated effective date will be April 30, 2009. The liquidation damage and registration payment liability reached the maximum amount $200,000 as of August 31, 2009.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008 (RESTATED)
(UNAUDITED)

3)   Guarantee

Mege Union agrees to, whenever necessary, act as the guarantor for Queen Group, its variable interest entities, in all contracts, agreements or transactions in connection with Queen Group’s operation between Queen Group and any third party, to provide full guarantee for the performance of such contracts, agreements or transactions by Queen Group. In return, Queen Group agrees to pledge all of its assets, including accounts receivable, to Mege Union. As of August 31, 2009, Mege Union has not provided any guarantee to any third party on behalf of Queen Group. Therefore, the Company is currently not exposed to any guarantor’s obligations under this guarantee arrangement.

NOTE 19-RESTATEMENT

We have restated the consolidated financial statements for the period ended August 31, 2008 for the following reasons:

The $300,000 payment made to Mr. Husain for consulting fees, which was a part of the $625,000 payment made out of the financing proceeds from the private placement, was previously treated as a reduction of proceeds. Upon further review, the Company determined that this payment of $300,000 should have been recognized as expense over the service period of six months starting in April 2008, rather than a reduction of the financing proceeds. This change had an effect on previously reported assets, retained earnings and net income for the year ended May 31, 2008. Thus, the Company accounted for $200,000 as consulting expenses for the period ended August 31, 2008.

The impact of this restatement on the financial statements as originally reported is summarized below:

	For the Three Months Ended August 31, 2008
	As Reported	As Restated
Selling, General and Administrative expenses	1,142,184	1,342,184
Net income	$1,643,341	$1,443,341
Net income per common share
Basic	$0.10	$0.08
Diluted	$0.10	$0.08

	For the Three Months Ended August 31, 2008
	As Reported	As Restated
Cash Flows From Operating Activities:
Net income	$1,643,341	$1,443,341
Adjustments to reconcile net income to net cash
provided by operating activities:
Prepaid expense	(98,902)	101,098

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act).  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.  Unless otherwise denoted herein, all financial information in this Quarterly Report is provided in US Dollars.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations relates to the period ended August 31, 2009 and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.  Unless otherwise indicated, all amounts herein are expressed in US Dollars.

Overview

We are in the business of operating distinctive destination centers in the Northeast region of the People's Republic of China ("China") that offer professional fitness and yoga services as well as beauty salon and spa services. We are currently the largest multi-facility operator of fitness centers and beauty salons and spas in Northeast China.  Our beauty salons and spas provide services that include, but are not limited to, skincare, hair dressing, manicure, pedicure, body care, massage, and weight loss therapy. Currently our three fitness centers have approximately 14,700 members in total and our nine beauty salons and spas are visited by approximately 19,520 clients annually.  We have one beauty school in Harbin, Heilongjiang Province, China. Our goal is to provide programs, services, and products that uniquely combine exercise, education, and nutrition to assist our members and clients achieve their fitness and beauty goals and to help them to lead a healthy way of life and to achieve a richer lifestyle.

For the first three months of fiscal 2010, our beauty and spa operations, which include professional services and sales of products, accounted for about 80% of our revenue, fitness membership fees accounted for about 14%  of our revenue, and tuition and other beauty school related activities accounted for the remaining 6% of our revenue. We believe that this revenue breakdown will continue in the future. We generally open our facilities to members 12 hours a day, 7 days a week.  Currently, our fitness centers average 34,500 visits per month and our beauty salons and spas average about 21,500 visits per month.

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

We currently hold all of the issued and outstanding capital of Wealthlink, which holds all of the issued and outstanding capital of Mege Union.  SOKO and Wealthlink are holding corporations and do not conduct any operations.  Mege Union directly operates one facility and otherwise conducts its business through one wholly (100%) owned and two majority (51%) owned operating subsidiaries as well as through an association with seven individually-owned sole proprietorships (one of which has two additional branches) comprising the variable interest entity known as the Queen Group.  Each of the entities that comprise the Queen Group is owned independently by our Chairman, Mr. Liu.  Our affiliation with the Queen Group is managed through several exclusive agreements between the Company and each Queen Group’s entity.  As a result of our arrangements with these entities, we effectively control each of the Queen Group entities and, through them, we operate successful fitness centers and beauty salons and spas.  The following is a complete list of the fitness centers and beauty salons and spas currently operated by Mege Union as of August 31, 2009, together with their recognized facility name and relationship to Mege Union:

Fitness Centers

Legal Name of Entity	Commercial Name	Ownership
Shenyang Letian Yoga Fitness Center	Yoga Wave	Owned 51% by Mege Union and 49% by an unaffiliated third party

Shenyang Starway Fitness Co., Ltd.	Yoga Wave II	Owned 51% by Mege Union and 49% by an unaffiliated third party

Harbin Huang Emperor & Golden Gym Club Co., Ltd.	SOKO International Fitness Center	Part of Queen Group

Beauty Salons and Spas

Legal Name of Entity	Commercial Name	Ownership
Harbin Mege Union Beauty Management Ltd.	Legend Spa	Owned 100% by Wealthlink

Harbin Tai Ai Beauty Co. Ltd.	Lea Spa	Owned 100% by Mege Union

Harbin Queen Beauty Demonstration Center ("Harbin Demonstration Center")	Daowai Spa	Part of Queen Group

Harbin Queen Beauty Demonstration Center Nangang Branch	Nangang Spa	A branch of Harbin Demonstration Center and as such part of Queen Group

Harbin Queen Beauty Demonstration Center Xuanhua Branch	Xuanhua Spa	A branch of Harbin Demonstration Center and as such part of Queen Group

Harbin Daoli Queen Demonstration Beauty Parlor	Daoli Spa	Part of Queen Group

Harbin Xinyang Spa	(same as legal name)	Part of Queen Group

Harbin SOKO Spa	(same as legal name)	Part of Queen Group

Shenyang Queen Beauty Demonstration Co. Ltd.	Shenyang Queen Beauty Spa	Part of Queen Group

Beauty School

Legal Name of Entity	Commercial Name	Ownership
Harbin Queen Beauty Vocational Skill Training School	(same as legal name)	Part of Queen Group

In addition, Mege Union currently has four new facilities under construction. The Da Qing beauty salon and spa is scheduled to open in May 2010.  We have also begun construction on three as yet unnamed facilities, one fitness center, a yoga facility and a beauty salon and spa, all to be located in the Long Dian Building in Harbin.  We currently anticipate that these facilities will open in the third quarter of fiscal 2010.

Results of Operations for the Three Months Ended August 31, 2009 and 2008

	Three Months Ended August 31,		$	%
	2009	2008	Change	Change
Revenues
Professional Services	$3,841,293	$2,741,984	$1,099,309	40%
Sales of Product	$1,300,650	$413,196	$887,454	215%
Membership Fees	$892,523	$674,762	$217,761	32%
Tuition	$396,037	$446,925	$(50,888)	(11)%

Total Revenues	$6,430,503	$4,276,867	$2,153,636	50%

Cost of Sales	$2,188,938	$1,425,156	$763,782	54%
Gross Profit	$4,241,566	$2,851,711	$1,389,855	49%

Operating Expenses	$1,898,374	$1,342,184	$556,190	41%

Income Tax Provision	$23,880	$25,132	$(1,252)	(5)%

Net Income	$2,427,604	$1,443,341	$984,263	68%

Revenues:

Revenues for the three months ended August 31, 2009 increased by approximately $2.15million or 50% to $6.43 million as compared to $4.28 million for the three months ended August 31, 2008. Our sales growth was driven by expansion of our facilities and services. Although we did not increase our prices from period to period, our sales growth was driven by increasing sales from our existing members and clients, sales of add-on services to members and clients and our continued efforts to add new members and clients in new and existing facilities.  Our member and client bases increased as follows:

	As of
	August 31, 2009	May 31, 2009

Fitness Memberships	14,700	13,000
New Memberships	2,620	4,890
Old Memberships that were renewed	12,680	8,110
Memberships that were not renewed	320	1,890

Beauty Salon and Spa Clients	19,520	19,500
New Clients	225	11,068
Recurring Clients that purchased additional treatments	19,295	8,432
Clients that did not purchase additional treatments	205	1,568

Compared to the same period of 2008, beauty and spa revenues increased by 63%, driven by the increasing number of clients and the opening of new facilities. Fitness and yoga revenues increased by 32%, driven by our marketing efforts to add more memberships, the acquisition of Yoga Wave and Yoga Wave II and the increased revenues from our add-on services to our members.  Other revenues, which consist of beauty school tuition and related student surcharges, had a slightly decrease by $50,888.  Our business is not seasonal.

Gross Profit:

We achieved gross profits of $4.24 million for the three months ended August 31, 2009, compared to $2.85 million for the same quarter of the previous year, representing a 49% quarter to quarter increase. Our overall gross profit margin as a percentage of revenue remained steady at 66% for the three months ended August 31, 2009 and 2008, respectively.

Operating Expenses:

Our operating expenses, consisting of selling, general and administrative expenses, increased by approximately $0.56 million, to $ 1.90 million, for the three months ended August 31, 2009 from $1.34 million for the same quarter of the previous year. This 41% increase is mainly attributable to the increase in amortization of leasehold improvement, increased rental expenses for new and existing facilities and other expenses relating to our growth in sales.  The overall increase in our operating expenses was in proportion to our increase in sales.

Other Income (Expenses):

Other income (expenses), consisting primarily of interest expenses, penalty, donation and other miscellaneous expenses, decreased by $99,460 to $17,474 for the three months ended August 31, 2009 from $116,934 for the same quarter of the previous year. This decrease is mainly attributable to a one-time charge of $55,610 for the three months ended August 31, 2008 in liquidated damage penalty we are required to pay to the investors in our April 2008 financing for failure to effect a registration statement by the deadline set forth in the agreement.

Income Tax Provision:

Our provisions for income taxes for the three months ended August 31 2009 and 2008 were $23,880 and $25,132, respectively, a decrease of $1,252 or 5% from period to period.  The slight decrease in the income tax provision was largely due to a slight decrease in the net income attributable to our fitness centers, related to the implementation of our recently announced tax planning strategy separating our beauty and spa facilities from our fitness centers.

Net Income:

Net income for the three months ended August 31, 2009 increased by approximately $0.99 million to $2.43 million as compared to $1.44 million for the same period of the previous year, representing a 68% increase period to period. This increase was mainly attributable to our 50% increase in revenues, coupled with our ongoing efforts to cut costs.

Our fitness membership and beauty salon and spa client base turns over at rate of about 2.5% and 1%,for the three months ended August 31, 2009.  We believe that this turnover rate is reasonable and acceptable within our target market. We continue to strengthen our marketing strategies, enhance our facilities to provide a state-of-the-art experience for our fitness members and beauty and spa clients, and increase the knowledge and skill level of our staff in an effort to minimize turnover.  We believe that our revenue will continue to increase primarily as a result of our continued expansion of products and services, emphasis on enrolling new members and attracting new clients and improving member/client retention, and our strong focus on promoting the SOKO® and Queen's Beauty® brands in the Northeast region of China.  As we develop more higher margin offerings (such as spa services), our profits and margins should continue to grow going forward.

We have begun to implement some significant growth and expansion plans in existing and new facilities that, we believe, will result in higher net income in the long run. However, as we undergo these changes in our business, we believe we will incur significant increases in our operating expenses, mainly due to construction costs, increased rent expenses, salaries and benefit costs and sales commissions.

Liquidity and Capital Resources

	Three Months Ended August 31,
	2009	2008
Cash provided by (used in):
Operating Activities	$7,116,513	$2,462,905
Investing Activities	$(5,827,884)	$(1,453,092)
Financing Activities	$380,522	$(536,126)

Operations

Cash provided by operating activities totaled $7.12 million for the three months ended August 31, 2009 as compared to $2.46 million used in the same period of the previous year. The increase in our cash provided by operations was primarily due to the increase in our net income, together with a $4.30 million increase in unearned revenue, which is associated with advances from members and clients.

Investments

We invested $5.89 million in fixed assets and construction in progress for the three months ended August 31, 2009, as part of our development plan which includes the leasehold improvement of our existing facilities and construction of new venues.  This compares to $1.45 million in the same period of the prior year.

Financing

As of August 31, 2009, our outstanding short-term loans were:

		Balance at
		August 31, 2009	May 31, 2009

a)	Loan payable to Shanghai Pudong Development Bank with a one year term from July 30, 2009 to July 29,2010 at a fixed interest rate of 0.398% per month	$380,651	$--

b)	Loan payable to Shanghai Pudong Development Bank with a one year term from November 21, 2008 to November 20, 2009 at a fixed interest rate of 0.4995% per month	$1,024,830	$1,025,171

c)	Loan payable to Shanghai Pudong Development Bank with an 11-month term from January 5, 2009 to November 20, 2009 at a fixed interest rate of 0.4995% per month	$1,171,242	$1,171,624
		$2,576,723	$2,196,795

Interest expense paid on these short-term loans totaled $0 and $11,461 for the three months ended August 31, 2009 and 2008, respectively.  Capitalized interest included in construction in progress amounted to $33,631 and $17,543 for the three months ended August 31, 2009 and 2008, respectively.

Our older short-term loans are secured by a building owned by Queen Group. During the quarter ended August 31, 2009 we entered into a new short-term loan with Shanghai Pudong Development Bank in the principal amount of $380,651.  Repayment of this loan is guaranteed by SOKO International Fitness Center, Mr. Liu and his siblings and an unaffiliated third party, Zhaodong Dazhuangyuan Rouye Limited, which is owned by an acquaintance of Mr. Liu.

The Company is current with all of its obligations under the terms of the outstanding short-term loan facilities and not in breach of any covenant thereof.  Because of our repayment performance on loan facilities and our good relationship with Shanghai Pudong Development Bank, we believe that the bank will be willing to provide new and/or additional short-term facilities in the future.

Capital Expenditures

We have also committed to upgrade and retrofit new and existing operations in several locations to maximize our appeal to existing and new clients in those locations as well as constructing new facilities, thus increasing our potential profit for the future. In general, upgrading and retrofitting our facilities consists of cosmetic renovation, purchasing state-of-the-art equipment, if appropriate, and reconfiguring space to add attractive amenities that are designed to appeal to a more sophisticated member and client base.

We also entered into new lease agreements for, and began construction of, three new unnamed facilities, one fitness center, a yoga facility and a beauty salon and spa, all to be located in the Long Dian Building in Harbin.  We currently anticipate that construction of these facilities will be completed in the third quarter of fiscal 2010.  Additionally, we are moving ahead on the construction of the Da Qing beauty salon and spa, which we expect to be completed in May 2010. The estimated construction costs associated with the new facilities in Harbin and the Da Qing facility are $5.12 million and $1.5 million, respectively. The funds for construction as well as for the lease payments during the construction period come from the existing short term loans as well as from our cash flow generated by our ongoing operations.

We believe that our brand name has value.  As part of our long-term growth strategy, we anticipate capitalizing on this value by establishing an upscale network of fitness centers and beauty salons and spas to expand our territory and member and client base. We believe that there is significant potential for the Company's growth going forward.

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

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate.  There was no allowance for uncollectible amounts for the three month periods ended August 31, 2009 and 2008, respectively.

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

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Buildings	15 years
Building Improvements	10 years
Machinery and Equipment	5 years
Computer, Office Equipment and Furniture	5 years
Automobiles	5 years

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

The Company had total accumulated costs involved with construction in progress of approximately $7.25 million and  $1.53 million on August 31, 2009 and May 31, 2009, respectively. We have plans to renovate present facilities and open new facilities using existing cash flow from operations.

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

There were no impairment losses recognized for the quarters ended August 31, 2009 or 2008.

Revenue recognition

The Company’s revenue recognition policies are in compliance with SAB No. 104.  Sales revenue is generally recognized when the services are provided and payments are received or collections are reasonably assured. Payments received in advance from membership fees but not yet earned are recorded as deferred revenue. Non-refundable membership fees, non-refundable initial membership fees and monthly membership fees that are prepaid on a non refundable basis are recognized on a straight-line basis over the respective membership term.

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. The rate of exchange at August 31, 2008 was $1.00 - RMB6.8405, at May 31, 2009 was $1.00 = RMB6.82813 and at August 31, 2009 was $1.00 = RMB6.83058. The weighted average translation rate of $1.00 = RMB6.8327 was applied to the Company's three months income statement for the period ended August 31, 2009.

Recent Accounting Pronouncements

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

In May 2009, FASB issued FAS No. 165, "Subsequent Events," which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Adoption of FAS No. 165 did to have a material impact on the Company’s results of operations or financial position.

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

Taxes

Income Taxes

Wealthlink is a tax exempted company incorporated in the Cayman Islands and conducts all of its business through its subsidiary, Mege Union, and the variable interest entity Queen Group. The share exchange transaction between Wealthlink and American Business Holdings, Inc. was considered a reverse merger, and the Company is a Delaware corporation. For accounting purpose, the transaction was treated under purchase method as a reorganization. There was no goodwill or additional value recorded in such transaction. Therefore, the share exchange is not considered a taxable event.

1)	Corporate Income Tax

The Company is a Delaware corporation and conducts all of its business through Mege Union and Queen Group. All business is conducted in China.

As of August 31, 2009, Queen Group consisted of seven individual-owned sole proprietorships (one of which had two additional branches), which, under the Chinese law, are generally exempt from paying corporate level income taxes unless they are assessed by the local authority otherwise. Two of the entities under Queen Group were assessed by the local tax authority to be subject to a fixed-rate income tax. Under the fixed-rate income tax system, generally 10% of the annual gross revenues from each entity are deemed taxable net income for income tax purpose, without giving consideration to the costs and operating expenses. The income tax is then levied at 25% of the taxable net income.

Legend Spa and Lea Spa, both wholly-owned subsidies of Harbin Mege Union, are also subject to the similar fixed-rate income tax system as the entities under Queen Group. While Legend Spa’s taxable net income is taxed at 25%, Lea Spa’s taxable net income is currently levied at only 20%.

Yoga Wave and Yoga Wave II are both subject to an income tax rate of 25% on all of its net income.

The Company was incorporated in Delaware. It incurred a net operating loss, including amortization of share-based compensation, of $315,655 and $218,651 for U.S. income tax purposes for the three months ended August 31, 2009 and 2008, respectively. The net operating loss carry forwards may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at May 31, 2009 for the temporary difference related to loss carry-forwards. The valuation allowances for the quarter ended August 31, 2009 and 2008 were $107,322 and $74,341, respectively.

2)	Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union.  Except for  SOKO International Fitness Center, which is subject to 3% of actual revenue, and Yoga Wave and Yoga Wave II, which are subject to 5% of actual revenue, all other business is subject to either 3% or 5% on pre-determined fixed revenue.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates, however, we believe those risks to be not material in relation to our operations. We do not have any derivative financial instruments.

Interest Rate Risk

As of August 31, 2009, we held no money market securities or short term available for sale marketable securities. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

Item 4(T).     Controls and Procedures

Disclosure Controls and Procedures

As of August 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Tong Liu, our Chief Executive Officer, and Xia Yu, our Chief Financial Officer.  Based upon that evaluation, the management concluded that, there were several significant deficiencies existing in the company’s disclosure controls and procedures. Management has been taking actions to mitigate those deficiencies and to ensure timely and effective reporting of information..

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2009, as amended.

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

SOKO Fitness & Spa Group, Inc.

October 15, 2009	By:	/s/ Tong Liu
Tong Liu Chief Executive Officer (Principal Executive Officer)

October 15, 2009	By:	/s/ Xia Yu
Xia Yu Chief Financial Officer (Principal Financial and Accounting Officer)