Form 10-Q
period 2009-11-30
SOKO FITNESS & SPA GROUP, INC.
filed 2010-01-14
CIK 1355835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 333-132429

SOKO Fitness & Spa Group, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	80-0122921
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 194, Guogeli Street, Harbin,
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No  ☒

As of January 12, 2010, there were 17,000,000 outstanding shares of common stock of the registrant, par value $.001 per share.

Unless otherwise provided in this Quarterly Report on Form 10-Q, the terms “the Company,” “the Registrant,” “Soko” “we,” “us,” and “our” refer to Soko Fitness & Spa Group, Inc. together with its wholly-owned subsidiary Wealthlink Co., Ltd. (“Wealthlink”), its wholly-owned indirect subsidiary, Harbin Mege Union Beauty Management Ltd. (“Mege Union”), Mege Union’s subsidiaries, and Mege Union’s variable interest entity, Queen Group (as defined below).  For purposes of this Quarterly Report on Form 10-Q, the Queen Group is defined to include Harbin Huang Emperor & Golden Gym Club Co. Ltd., Harbin Queen Beauty Demonstration Center (consisting of three facilities, the Daowai Spa and two branches, the Harbin Queen Beauty Demonstration Center Nangang Branch and Harbin Queen Beauty Demonstration Center Xuanhua Branch), Harbin Daoli Queen Demonstration Beauty Parlor, Harbin Xinyang Spa, Harbin SOKO Spa, Harbin Queen Medical Beauty Clinic, Shenyang Beauty Demonstration Center and Harbin Queen Beauty Vocational Skill Training School.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements.  In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s opinions only as of the date thereof. In evaluating such forward looking statements, readers should carefully review the discussion of risks and uncertainties in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the Securities and Exchange Commission including, without limitation, unforeseen changes in the course of research and development activities; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities.  Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The discussion of risks and uncertainties set forth in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the SEC, is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time.  We operate in the People’s Republic of China in a highly competitive, highly regulated and rapidly changing environment.  Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward looking statement.  We disclaim any obligation to revise or update any forward looking statement that may be made from time to time by us or on our behalf.

PART I – FINANCIAL INFORMATION

Item1.     Financial Statements

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	NOVEMBER 30,	MAY 31,
	2009	2009
	(UNAUDITED)
ASSETS
Current Assets:
Cash & cash equivalents	$3,638,308	$1,907,640
Restricted cash	-	7,233
Accounts receivable, net	411,431	110,541
Inventories	1,430,666	1,391,302
Advances to suppliers	2,861,514	993,084
Employee advance	87,531	54,783
Prepaid expense	192,019	146,959
Total Current Assets	8,621,469	4,611,542

Property, plant and equipment, net of accumulated depreciation	24,637,890	19,674,394

Other Assets
Security deposit	109,711	47,853
Deferred rent	719,338	589,188
Deposit to suppliers	1,464,847	1,464,530
Investment advance	1,171,795	399,750
Goodwill	2,793,607	2,525,778
Total Other Assets	6,259,298	5,027,099

Total Assets	39,518,657	29,313,035

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	3,310,322	2,196,795
Accounts payable, accrued expenses and other payable	833,606	471,457
Unearned revenue	5,084,363	1,909,755
Taxes payable	423,134	360,229
Contingent liability	200,000	200,000
Total Current Liabilities	9,851,425	5,138,236

Stockholders' Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
- 0 - shares issued and outstanding at November 30, 2009 and May 31,2009	-	-
Common stock, $0.001 Par value; 500,000,000 shares authorized;
17,000,000 shares issued and outstanding
at November 30 and May 31, 2009	17,000	17,000
Additional paid-in-capital	2,361,716	2,346,397
Additional paid-in-capital - Warrants	639,253	639,253
Accumulated other comprehensive income	1,915,447	1,910,752
Retained earnings	24,819,341	19,215,114
Total Stockholders' Equity	29,752,757	24,128,516
Noncontrolling interest	(85,525)	46,283
Total Equity	29,667,232	24,174,799

Total Liabilities and Stockholders' Equity	$39,518,657	$29,313,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)
(UNAUDITED)

	FOR THE SIX MONTHS ENDED		FOR THE THREE MONTHS ENDED
	NOVEMBER 30,		NOVEMBER 30,
	2009	2008	2009	2008
		(RESTATED)		(RESTATED)

Net Sales	$13,843,683	$8,885,158	$7,413,179	$4,608,291

Cost of Sales	(4,451,744)	(3,015,436)	(2,262,805)	(1,590,281)

Gross Profit	9,391,939	5,869,722	5,150,374	3,018,010

Selling, General and Administrative Expenses:	3,899,759	2,576,336	2,001,385	1,234,151

Operating Income	5,492,180	3,293,386	3,148,989	1,783,859

Other Income and Expenses
Interest expenses	(31,564)	(106,632)	961	(56,624)
Other income	33,298	2,606	17,776	191
Other expenses	(3,934)	(165,721)	(3,463)	(96,380)
Total Other Income and (Expense)	(2,200)	(269,747)	15,274	(152,813)

Income Before Income Taxes	5,489,980	3,023,639	3,164,265	1,631,046

Provision for Income Taxes	47,904	51,437	24,024	26,305

Net Income	5,442,076	2,972,202	3,140,240	1,604,741
Less: net income (loss) attributable to the noncontrolling interest	(162,151)	(147,544)	(36,384)	(71,664)

Net Income Attributable to SOKO Fitness & Spa Group, Inc.	$5,604,227	$3,119,746	$3,176,623	$1,676,405

Other Comprehensive Income
Foreign currency translation adjustment	4,695	260,748	25,977	17,788

Comprehensive Income	$5,608,922	$3,380,494	$3,202,600	$1,694,193

Basic and Diluted Income per common share
Basic	$0.33	$0.18	$0.19	$0.10
Diluted	$0.31	$0.18	$0.17	$0.10

Weighted average common share outstanding
Basic	17,000,000	17,000,000	17,000,000	17,000,000
Diluted	18,168,443	17,000,000	18,168,443	17,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)
(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	NOVEMBER 30,
	2009	2008
		(RESTATED)

Cash Flows From Operating Activities:
Net income	$5,442,076	$2,972,202
Adjustments to reconcile net income to net cash
provided by operating activities:

Stock based compensation	15,319	18,651
Depreciation	1,143,137	710,372
Liquidated damage penalty	-	152,760

Changes in operating assets and liabilities:
Restricted cash	7,231	-
Accounts receivable	(190,217)	503,580
Inventories	(30,307)	(47,400)
Advances to suppliers	(1,454,598)	(754,025)
Employee advance	90,409	23,153
Other receivables	(26,972)	-
Prepaid expense	32,387	69,834
Security deposit	(61,823)	(38,567)
Deferred rent	(29,581)	(366,279)
Deposit to suppliers	(102)	(8,589)
Accounts payable	(6,546)	-
Unearned revenue	2,781,139	1,100,559
Taxes payable	53,783	126,204
Accrued expenses and other payables	(18,435)	(368,383)

Cash provided by operating activities	7,746,900	4,094,072

Cash Flows From Investing Activities:
Investment advance to Beijing JV	(1,171,274)	-
Addition in construction in progress	(5,770,557)	(3,633,432)
Purchase of property and equipment	(253,447)	(203,833)
Cash acquired from acquisition	65,289	98,190

Cash used in investing activities	(7,129,989)	(3,739,075)

Cash Flows From Financing Activities:
Proceeds from short-term loan	3,308,850	1,025,581
Repayment of short-term loan	(2,196,140)	(2,301,796)

Cash provided by (used in) financing activities	1,112,710	(1,276,215)

Effect of exchange rate changes on cash and cash equivalents	1,046	25,399

Increase In Cash and Cash Equivalents	1,730,667	(895,819)

Cash and Cash Equivalents - Beginning of the period	1,907,641	1,563,709

Cash and Cash Equivalents - Ending of the period	$3,638,308	$667,890

Supplemental Disclosures of Cash Flow Information:

Interest paid	$31,564	$85,592
Income taxes paid	$2,791	$1,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2009 AND 2008 （RESTATED）
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of SOKO Fitness & Spa Group, Inc. (the “Company” or “SOKO”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of November 30, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended May 31, 2009. These interim financial statements should be read in conjunction with that report.  Unless otherwise indicated, all amounts herein are expressed in US Dollars.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of SOKO, Wealthlink, Mege Union and its wholly-owned subsidiaries, Lea Spa, majority-owned Shenyang Letian Yoga Fitness Center (“Yoga Wave”), and majority-owned Shenyang Starway Fitness Co., Ltd. (“Yoga Wave II”), as well as Mege Union’s variable interest entity (“VIE”), Queen Group. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

Subsequent Events

The Company has evaluated subsequent events that have occurred through January 14, 2010, as of the issuance date of this financial statement (see note 20).

Cash and Cash Equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts and Other Receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. There is no allowance for uncollectible amounts for the six months ended November 30, 2009 and 2008.

Inventories

Inventory is mainly composed of hair care supplies and skin care supplies. Inventories are stated at the lower of cost or market, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchases and supplies for providing the beauty treatment. No allowance for inventories is considered necessary for the six months ended November 30, 2009 and 2008, respectively.

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

As of November 30, 2009 and May 31, 2009, the Company had total accumulated costs involved with construction in progress in the amount of $7,308,176 and $1,534,827, respectively.

The carrying value of property, plant and equipment is assessed annually and when factors indicating impairment is present, the carrying value of the fixed assets is reduced by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Interest Capitalization

Interest capitalization is reported in accordance with the provisions of ASC 835, “Capitalization of Interest Cost.”

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

The Company’s significant judgments and estimates related to interest capitalization include the determination of the appropriate borrowing rates for the calculation, and the point at which capitalization is started and discontinued. Changes in the rates used or the timing of the capitalization period may affect the balance of property under development and the costs of sales recorded. Capitalized interest included in construction in progress amounted to $66,918 and $72,578 for the six months ended November 30, 2009 and 2008, respectively.

Goodwill

Goodwill and other intangible assets are accounted for in accordance with the provisions of ASC 350, “Goodwill and Other Intangible Assets”. Under ASC 350, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values.

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

In evaluating long-lived assets, other than goodwill for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC 360. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.  There was no impairment losses recognized for the periods presented.

Stock-Based Compensation

The Company records stock based compensation expense pursuant to ASC 718. The Company estimates the fair value of the award using the Black-Scholes Option Pricing Model. Under ASC 718, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures for the group received stock-based compensation. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104.  Sales revenue is generally recognized when the services are provided and payments of the customers are received or collections are reasonably assured. Payments received in advance from members but not yet earned are recorded as deferred revenue.

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

Comprehensive Income

Statement of Financial Accounting Standards ASC 220, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income arose from the changes in foreign currency exchange rates.

Income Taxes

The Company accounts for income tax under the provisions of ASC 740 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There are no deferred tax amounts as of November 30, 2009 and May 31, 2009.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Earnings per Share

The Company computes earnings per share (“EPS’) in accordance with ASC 260 “Earnings per Share” (“ASC 260”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. The rate of exchange on November 30, 2008 was US$1.00 = RMB6.8254, on May 31, 2009 was US$1.00 = RMB6.82813 and on November 30, 2009 was US$1.00 = RMB6.82713. The weighted average translation rate of US$1.00 = RMB6.8302 was applied to the Company's six months income statement for the period ended November 30, 2009.

Statement of Cash Flows

In accordance with ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Risks of Losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of November 30, 2009 and 2008, the Company has not experienced any uninsured losses from injury to others or other losses.

New Accounting Pronouncements

In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We have included the required disclosures in our consolidated condensed financial statements.

In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of this guidance will have on our consolidated condensed financial statements.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted  ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of September 30, 2009, which did not have a material impact on our consolidated condensed financial statements.

In September 2009, the Financial Accounting Standards Board (FASB) amended existing authoritative guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The amended guidance is effective for fiscal annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently assessing the impact, if any, adoption may have on its financial statements or disclosures.

NOTE 3 - ADVANCES TO SUPPLIERS

The Company makes advances to certain vendors for inventory purchases totaling $2,861,514 and $993,084 as of November 30, 2009 and May 31, 2009 respectively.

Below is the breakdown of advances to major suppliers:

	As of
	November 30, 2009	May 31, 2009

Major supplier A	$1,179,688	$993,084
Major supplier B	1,443,972
Others	237,854	-
		-
Total	$2,861,514	$993,084

NOTE 4 - INVENTORIES

The inventories consist of the following:

	As of
	November 30, 2009	May 31, 2009
Skin care supplies	$1,283,604	$1,348,105
Hair care supplies	52,434	39,965
Other suppliers	94,628	3,232

Total	$1,430,666	$1,391,302
No allowance for inventories was made for the six months ended November 30, 2009 and 2008.

NOTE 5 - INVESTMENT ADVANCE

In November 2009, Mege Union made a down payment of RMB 8 million (approximately $1.2 million) to a shareholder of Beijing Natural Beauty Fitness Services Ltd to acquire  51% of the equity interest in two fitness clubs in Beijing. On December 1, 2009, Mege Union entered into an equity transfer agreement with Beijing Natural Beauty Fitness Services Ltd. and acquired 51% of the equity interest in Beijing Natural Beauty Services Limited and its branch First Subsidiary of Beijing Natural Beauty Services Limited  for RMB 10 million (approximately U.S. $1.50 million).

NOTE 6 - PROPERTY AND EQUIPMENT, NET

	As of
	November 30, 2009	May 31, 2009
Machinery & equipments	$3,415,127	$3,289,848
Office equipment & furniture	1,279,899	1,116,610
Automobiles	99,716	92,379
Buildings	1,772,348	1,772,081
Leasehold improvements	15,046,641	15,004,204
sub-total	21,613,731	21,275,122
Less: Accumulated depreciation and amortization	(4,284,017)	(3,135,554)

Construction in progress	7,308,176	1,534,827

Total	$24,637,890	$19,674,394

Depreciation and amortization expense for the six months ended November 30, 2009 and 2008 was $1,143,137 and $710,372, respectively.

NOTE 7 - DEPOSITS TO SUPPLIERS

The Deposits to Suppliers of $1,464,847 and $1,464,530 as of November 30, 2009 and May 31, 2009, respectively, represent deposits made to two major suppliers, with whom the Company has long standing business relationships. The Company made the deposits in order to maintain the relationships and purchase the products and equipment under the most favorable terms.  Since the Company expects the entire amount will be repaid, no allowance has been established.

NOTE 8 - GOODWILL

On March 1, 2008, the Company’s subsidiary Mege Union (the “Purchaser”) entered into an acquisition agreement with Shenyang Shengchao Management & Advisory Co., Ltd (“the Seller”) to acquire 51% of the Seller’s interest in Yoga Wave. The consideration paid was RMB 12,000,000 (approximately $1.7 million). Goodwill of $1.5 million was recorded to reflect the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the acquired interest in Yoga Wave. The acquisition of a majority interest in Yoga Wave allowed the Company to expand its business into upscale yoga studios, offering synergistic opportunities for growth and expansion in accordance with its business model.  As a result, the Company deemed that the inclusion of goodwill in the premium paid for the interest was valuable consideration. The results of operations of Yoga Wave were included in the consolidated results of operations commencing March 1, 2008.

On July 1, 2008, Mege Union acquired 100% of the equity interest in Harbin Tai Ai for RMB 8,000,000 (approximately $1.2 million). Goodwill of $1 million was recorded for the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the acquired interest in Tai Ai. The acquisition of Harbin Tai Ai allowed the Company to expand its business into upscale hotels, offering further synergistic opportunities for growth and expansion in accordance with its business model.  As a result, the Company deemed that the inclusion of goodwill in the premium paid for the interest was valuable consideration. The results of operations for Tai Ai are included in the consolidated results of operations of the Company commencing July 1, 2008.

On May 31, 2009, Mege Union (the “Purchaser”) entered into an acquisition agreement with Starway Asia Limited (“the Seller”) to acquire 51% of the Seller’s interest in Yoga Wave II, another Yoga studio located in the city of Shenyang. The consideration paid was RMB 2,042,040 (approximately $0.3 million). Goodwill of $267,331 was recorded to reflect the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the acquired interest in Yoga Wave II.  Mege Union also loaned RMB 676,260 (approximately $0.1 million) to Yoga Wave II on May 31, 2009 for business operation. This loan is eliminated in the consolidated financial statements. The acquisition of a majority interest in Yoga Wave II allowed the Company to further expand its business into upscale yoga studios, offering synergistic opportunities for growth and expansion in accordance with its business model.  As a result, the Company deemed that the inclusion of goodwill in the premium paid for the interest was valuable consideration. The results of operations of Yoga Wave II were included in the consolidated results of operations commencing June 1, 2009.

The accompanying consolidated financial statements include the allocation of the acquisition cost to the net assets acquired based on their respective fair values. The net assets were valued by the Company’s management giving consideration to the valuation services provided by an independent third party.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible acquired. None of the goodwill recognized is expected to be deductible for income tax purpose in China.

The following represents the allocation of the acquisition costs to the net assets acquired based on their respective fair values:

	As of May 31, 2009		As of November 30, 2009
		Addition
		Yoga Wave II	Total
Current assets	$667,836	$672,217	1,340,053
Fixed assets	1,604,577	177,636	1,782,213
Total liabilities assumed	(1,658,155)	(788,093)	(2,446,248)
Net assets acquired	614,258	61,760	676,018
Noncontrolling interest	(214,636)	(30,406)	(245,042
Total consideration paid	2,900,731	299,108	3,199,839
Goodwill recognized from acquisition	$2,501,109	$267,461	2,768,570
Impact of foreign currency translation	24,669		25,037
Total Goodwill	$2,525,778		2,793,607

The impact of foreign currency translation was due to the fluctuation of exchange rate (US$1.00 = 6.8281 RMB as of May 31, 2009 and US$1.00 = 6.8271 RMB as of November 30, 2009).

NOTE 9 – TAXES

1)	Corporate Income Tax

The Company is a Delaware corporation and conducts all of its business through Mege Union’s subsidiaries, and Mege Union’s variable interest entity, Queen Group. All business is conducted in China.

As of November 30, 2009, Queen Group consists of seven individually-owned sole proprietorships (one of which has two additional branches), which, under the PRC Laws, are generally exempt from paying corporate level income taxes unless they are otherwise assessed by the local authority. These entities under Queen Group are generally subject to a fixed-rate income tax assessed by the local tax authority. Under the fixed-rate income tax system which is applicable to the individually-owned sole proprietorships, generally 10% of the annual gross revenues from each entity are deemed Taxable Net Income (“TNI”) for income tax purpose, without giving consideration to the costs and operating expenses. The income tax is then levied at 25% of the TNI.

Legend Spa and Lea Spa, both wholly-owned subsidies of Mege Union, are also subject to a similar fixed-rate income tax system as the entities under Queen Group. While Legend Spa’s TNI is taxed at 25%, Lea Spa’s TNI is currently levied at only 20%.

All the net income of Yoga Wave and Yoga Wave II are both subject to a 25% income tax rate.

Our provisions for income taxes for the six months ended November 30, 2009 and 2008 were $47,904 and $51,437, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended November 30, 2009 and 2008:

	For the Six Months Ended November 30,
	2009	2008
US statutory rates	34.0%	34.0%
Foreign income not recognized in USA	-34.0%	-34.0%
China income tax	25.0%	25.0%
Tax exemption	-24.12%	-23.3%
Total provision for income tax	0.88%	1.7%

The parent company was incorporated in Delaware. It incurred a net operating loss on its own, including amortization of stock-based compensation of $391,541 and $346,960 for U.S. income tax purposes for the six months ended November 30, 2009 and 2008, respectively. The net operating loss carry forwards may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company’s business operations being primarily conducted in China and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance as of November 30, 2009 and 2008, respectively for the temporary difference related to the loss carry-forwards. The valuation allowances for the six months ended November 30, 2009 and 2008 were $133,124 and $117,966, respectively.

The Company intends to invest undistributed earnings in foreign subsidiaries indefinitely and these undistributed earnings are essentially permanent in duration.

2)	Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union and its subsidiaries.  Except the Harbin Huang Emperor & Golden Gym Club Co., Ltd. which is subject to 3% of its actual revenue and Yoga Wave and Yoga Wave II, which are subject to 5% of their actual revenue, all business is subject to either 3% or 5% of the pre-determined fixed revenue.

3)	Taxes payable as of November 30, 2009 and May 31, 2009 consisted of the following:

	As of
	November 30, 2009	May 31, 2009
Business sales tax payable	$303,768	$296,887
Corporate income tax	54,357	11,692
Other	65,009	51,650

Total taxes payable	$423,134	$360,229

NOTE 10 - SHORT TERM LOAN

The short term loans include the following:

		Balance at
		November 30, 2009	May 31, 2009

(a)	Loan payable to Shanghai Pudong Development Bank with a one year term from July 30, 2009 to July 29, 2010 at a fixed interest rate of 0.398% per month	$381,019	$--

(b)	Loan payable to Shanghai Pudong Development Bank with a one year term from November 21, 2008 to November 20, 2009 at a fixed interest rate of 0.4995% per month	$-	$1,025,171

(c)	Loan payable to Shanghai Pudong Development Bank with a term from January 5, 2009 to November 20, 2009 at a fixed interest rate of 0.4995% per month	$-	$1,171,624

(d)	Loan payable to Shanghai Pudong Development Bank with a one year term from November 24, 2009 to November 23, 2010 at a fixed interest rate of 0.3983% per month	2,197,133	-

(e)	Loan payable to Shanghai Pudong Development Bank with a term from Septermber 4, 2009 to July 29, 2010 at a fixed interest rate of 0.3982% per month	732,170		-
		$3,310,322	$2,196,795

Capitalized interest included in construction in progress amounted to $66,918 and $72,578 for the six months ended November 30, 2009 and 2008, respectively.

Both short-term loans (a) in the amount of $381,019 and (e) in the amount of $732,170 are guaranteed by SOKO International Fitness Center, Mr. Liu Tong and his siblings and an unaffiliated third party, Zhaodong Dazhuangyuan Rouye Limited, which is owned by an acquaintance of Mr. Liu. The other loans were secured by the building owned by Queen Group.

NOTE 11 - DEFERRED REVENUE

Deferred revenue represents cash received from members, but not yet earned. Cash additions include all cash received for membership fees and advance payments for services. Revenue recognized includes all revenue earned during the periods from membership services and other services.

A reconciliation of deferred revenue as of November 30, 2009 and May 31, 2009 is as follows:

	As of
	May 31, 2009		Revenue	November 30, 2009
	Balance	Cash Additions	Recognized	Balance
Membership fees & advance payment collected	$1,909,755	$14,425,333	$(11,252,431)	$5,082,657

Receipts collected & earned without deferral during period		2,591,252	(2,591,252)
	1,909,755	1,7016,585	(13,843,683)	5,082,657

Impact of foreign currency translation				1,706
			Total	$5,084,363

NOTE 12 - SEGMENT REPORTING

The Company has a single operating segment in accordance with the provisions of ASC 280, “Disclosures about Segments of an Enterprise and Related Information”. Although the Company provides and markets various products and services, the Company’s chief operating decision maker reviews and evaluates one set of combined financial information deciding how to allocate resources and in assessing performance.

For the six months ended November 30, 2009 and 2008, the Company’s sales revenue from various products and services are as follows:

	Six months ended
	November 30,
	2009	2008
Professional services	$9,179,441	$5,826,879
Sales of products	1,898,278	708,678
Membership fees	1,978,157	1,589,055
Tuitions	787,807	760,546

Total	$13,843,683	$8,885,158

NOTE 13-STOCK OPTIONS

On March 2, 2009, the Board of Directors of the Company authorized the issuance of stock options for 60,000 shares of the Company’s common stock to its three independent directors (each option was for 20,000 shares of the Company’s common stock). The options granted to two of the directors vest over a three year period, with 20% vesting on the grant date and 40% vesting on the first and second anniversaries of the grant date. These options are exercisable for three years from the date of grant, provided that the directors remain associated with the Company during the period. The option granted to the third director was fully vested on the grant date and is exercisable for three years from the date of grant, regardless of continued association with the Company. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: Expected life 3 years, expected volatility 100%, dividend yield 0%, risk free interest rate 1.28% and the exercise price of $1.47. The fair value of the 60,000 options was $53,945 at the grant date.

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

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of May 31, 2009	110,000	$1.47	$0--
Granted			--
Forfeited	--	--	--
Exercised	--	--	--
Outstanding as of November 30, 2009	110,000	$1.47	$146,300--

Stock compensation expense recognized for the period is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. Stock compensation expenses recognized were $15,320 and $9,326 for the six months ended November 30, 2009 and 2008, respectively.
All the options granted have an intrinsic value of $146,300 at November 30, 2009. As of November 30, 2009, the Company had $61,333 outstanding vested stock options, diluted for purpose of the Company’s diluted earnings per shares. The unvested stock option is expected to be expensed with an amount of $53,617 in a weighted average period over 1.79 years.

NOTE 14 - STOCKHOLDERS’ EQUITY

No stocks were issued during the six months ended November 30, 2009. There were 17,000,000 shares of common stock issued and outstanding on November 30, 2009 and May 31, 2009.

Following is a summary of the status of warrants outstanding as of November 30, 2009:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life
Outstanding as of May 31, 2009	2,160,000	$1.25	1.92
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of November 30, 2009	2,160,000	$1.25	1.42

NOTE 15 - RELATED TRANSACTIONS

1)      Real Property Arrangements

The Company rents the premises for certain locations from Mr. Tong Liu, our Chairman and CEO. Mr. Liu has leased Mege Union’s office, as well as two stores premises to the Company pursuant to the terms of binding written lease agreements containing terms no less favorable to the Company than the Company could have negotiated in an arm’s length transaction with a motivated landlord, including substantially the following terms:

i.	Harbin Daoli Queen Demonstration Beauty Parlor: 5-year lease from January 1, 2007 through December 31, 2011 for $47,300 per year;

ii.	Harbin Queen Beauty Demonstration Center: 5-year lease from January 1, 2007 through December 31, 2011 for $20,300 per year;

iii.	Mege Union office: 10-year lease from January 1, 2009 through December 31, 2018 for $73,212 per year.

2)      Loan Guarantee

Two short-term loans in the amount of $381,019 and in the amount of $732,170 are guaranteed by SOKO International Fitness Center, Mr. Liu Tong and his siblings and an unaffiliated third party, Zhaodong Dazhuangyuan Rouye Limited, which is owned by an acquaintance of Mr. Liu. The other loans were secured by the building owned by Queen Group.

NOTE 16-EARNINGS PER SHARE

EPS for the six month periods ended November 30, 2009 and 2008 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted EPS in accordance with ASC No. 128, “Earnings Per Share.”

The following demonstrates the calculation for EPS for the six months ended November 30, 2009 and 2008:

	Six Months Ended November 30,
	2009	2008 (Restated)
Earnings per share-basic
Net income attributable to SOKO Fitness & Spa Group, Inc	$5,604,227	$3,119,746

Weighted average number of common share outstanding-basic	17,000,000	17,000,000

Earnings per share-basic	$0.33	$0.18

Earnings per share-diluted
Net income attributable to SOKO Fitness & Spa Group, Inc	$5,604,227	$3,119,746

Weighted average number of common share outstanding-basic	17,000,000	17,000,000
Effect of diluted warrants	1,141,132	-
Effect of diluted options	27,311	-
Weighted average number of common share outstanding-diluted	18,168,443	17,000,000

Earnings per share-diluted	$0.31	$0.18

The Company had outstanding warrants of 2,160,000 on November 30, 2009 and 2008, and outstanding options of 110,000 and 50,000 on November 30, 2009 and 2008, respectively.  As of November 30, 2009, because the market price was higher than the exercise price, both the warrants and options were dilutive and included in diluted weighted average share calculation on November 30, 2009.

NOTE 18-COMMITMENTS AND CONTINGENCIES

1)   Commitments

i.
The Company leases offices and fitness facilities under non-cancellable operating leases. The Company recognizes rent expense on a straight-line basis over the term of the lease in accordance to ASC 840 “Accounting for Leases.” The Company has entered into eleven tenancy agreements for the lease of the premises.

The Company’s commitments for minimum rental payments under these lease agreements are as follows:

As of November 30, 2009
2010	1,205,907
2011	1,518,960
2012	1,517,962
2013	1,483,624
2014	1,404,837
2015	1,427,922
2016	1,474,620
2017	1,521,700
2018	1,280,347
2019	884,984
Total	13,720,863

Rent expense for the six months ended November 30, 2009 and 2008 was $518,511 and $295,902, respectively.

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

2)   Contingencies

The Registration Rights Agreement between the Company and security purchaser in association with the private placement which was closed on April 11, 2008 (the “Closing Date”) provides for liquidated damages to the extent that the Company does not attain certain milestones within specified time frames. Specifically, if the Company had failed to file a registration statement within 60 calendar days after the Closing Datre (a milestone which was met by the Company), or in the event that it fails to file a pre-effective amendment and otherwise respond in writing to comments made by the Commission in respect of such Registration Statement within 10 Trading Days after the receipt of comments by or notice from the Commission that such amendment is required in order for such Registration Statement to be declared effective, or registration statement is not declared effective within 180 calendar days after the Closing  Date, or in the event that such Registration Statement ceases for any reason to remain continuously effective as to all Registrable Securities included in such Registration Statement, or the holders are otherwise not permitted to utilize the Prospectus therein to resell such Registrable Securities, for more than 10 consecutive calendar days or more than an aggregate of 30 calendar days during any 12-month period (which need not be consecutive calendar days), liquidated damages amounting to approximately $20,000 per month would have been payable to purchasers, and such liquidated damages are payable for each 30 calendar day period on a daily pro-rata for any portion of a month prior to cure of an event. The maximum amount of liquidation damage payable to security purchaser is $200,000. As first round comment letter dated July 8, 2008, which was responded to SEC by September 5, 2008, liquidated damages for the delay amounting to approximately $28,810 has been accrued in the first quarter of fiscal year 2009. At that time, the estimate effective date of the registration statement was November 20, 2008; we accrued registration payment approximately $26,800 for late effectiveness. In second quarter, our estimated response to second round comment  dated October 11, 2008 was around January 15, 2009, additional $56,950 liquidation damage had been accrued for late response, also our estimated effective date of the registration statement was to be February 20, 2009; the estimated penalty approximately $40,200 for additional delay had been accrued. In the third quarter, the response to second round comment was sent out on February, 17, 2009, one month later than the previous estimation and the estimated effective date will be April 30, 2009. The liquidation damage and registration payment liability reached the maximum amount $200,000 as of November 30, 2009. Any capitalized term used but not defined herein shall have the meaning specified in the Registration Rights Agreement which was filed with the SEC as Exhibit 10.3 of the Company’s Current Report on Form 8-K on April 17, 2008.

3)   Guarantee

Mege Union agrees to, whenever necessary, act as the guarantor for Queen Group, its variable interest entities, in all contracts, agreements or transactions in connection with Queen Group’s operation between Queen Group and any third party, to provide full guarantee for the performance of such contracts, agreements or transactions by Queen Group. In return, Queen Group agrees to pledge all of its assets, including accounts receivable, to Mege Union. As of November 30, 2009, Mege Union has not provided any guarantee to any third party on behalf of Queen Group. Therefore, the Company is currently not exposed to any guarantor’s obligations under this guarantee arrangement.

NOTE 19-RESTATEMENT

We have restated the unaudited consolidated financial statements for the three months period ended November 30, 2008 for the following reasons:

The $300,000 payment made to Mr. Husain for consulting fees, which was a part of the $650,000 payment made out of the financing proceeds from the private placement, was previously treated as a reduction of proceeds. Upon further review, the Company determined that this payment of $300,000 should have been recognized as expense over the service period of six months starting in April 2008, rather than a reduction of the financing proceeds. The Company accounted $100,000 as consulting expenses for the year ended May 31, 2008 and amortized the remaining $200,000 as consulting expenses for the six months period ended November 30, 2008. Thus, the net effect of this adjustment on the Company’s net income for the six months ended November 30, 2008 was $200,000.

The impact of this restatement on the financial statements as originally reported is summarized below:

	For the Six Months Ended November 30, 2008
	As Reported	As Restated
Selling, General and Administrative expenses	2,376,336	2,576,336
Net income attributable to SOKO Fitness & Spa Group, Inc	$3,319,746	$3,119,746
Net income per common share
Basic	$0.20	$0.18
Diluted	$0.20	$0.18

	For the Six Months Ended August 31, 2008
	As Reported	As Restated
Cash Flows From Operating Activities:
Net income	3,172,202-	$2,972,202
Adjustments to reconcile net income to net cash
provided by operating activities:
Prepaid expense	(130,166)	69,834

NOTE 20-SUBSEQUENT EVENT

On December 1, 2009, Mege Union entered into an equity transfer agreement with Beijing Natural Beauty Fitness Services Ltd. for the acquisition of 51% of the equity interest in two fitness clubs in Beijing for RMB 10 million (approximately U.S. $1.50 million). The results of operations of the majority-owned Beijing Natural Beauty Services Limited and its branch First Subsidiary of Beijing Natural Beauty Services Limited will be included in the quarterly report on Form 10-Q for the quarter ended February 28, 2010.

The Company evaluated subsequent events through the date the financial statements were issued, which was January 14, 2010. There were no subsequent events that required recognition or disclosure other than as discussed above.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations relates to the period ended November 30, 2009 and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.  Unless otherwise indicated, all amounts herein are expressed in US Dollars.

Overview

We are an operator of fitness centers and beauty salons and spas key cities in Northeastern China as well as in Beijing.  We provide programs, services, and products combined with exercise, education, and nutrition to help our members lead a healthy life and achieve their fitness goals.  Our beauty salons and spas provide services that include, but are not limited to, skincare, hair dressing, manicure, pedicure, body care, massage, and weight loss therapy. For the six months ended November 30, 2009, our three fitness centers have approximately 14,909 members in total and our nine beauty salons and spas are visited by approximately 19,893 clients annually.  We have one beauty school in Harbin, Heilongjiang Province, China.

For the six months ended November 30, 2009, our beauty and spa operations, which include professional services and sales of products, accounted for about 80% of our revenue, fitness membership fees accounted for about 14% of our revenue, and tuition and other beauty school related activities accounted for the remaining 6% of our revenue. We believe that this revenue breakdown will continue in the future. We generally open our facilities to members 12 hours a day and 7 days a week.  For the six months ended November 30, 2009, our fitness centers averaged 34,006 visits per month and our beauty salons and spas averaged about 20,156 visits per month.

Our services and products are tailored to high end customers who appreciate quality, personal service provided by trained professionals.  This customer base, coupled with the growing demand for health and fitness facilities in China has positively impacted our revenues, irrespective of the slowdown in China’s economy during 2009.  We do not anticipate that our business will be materially negatively impacted by the current economic conditions in China.  However, in the event that economic conditions continue to deteriorate, our business may be affected.

We currently hold all of the issued and outstanding capital of Wealthlink, which holds all of the issued and outstanding capital of Mege Union.  SOKO and Wealthlink are holding corporations and do not conduct any operations.  As of November 30, 2009, Mege Union directly operated one facility and otherwise conducts its business through one wholly (100%) owned and two majority (51%) owned operating subsidiaries as well as through contractual arrangements with seven individually-owned sole proprietorships (one of which has two additional branches) which comprises the variable interest entity known as the Queen Group.  Each of the entities that comprise the Queen Group is owned independently by our Chairman, Mr. Liu.  Our affiliation with the Queen Group is managed through several exclusive agreements between Mege Union and each Queen Group entity.  As a result of our arrangements with these entities, we effectively control each of the Queen Group entities and, through them, we operate successful fitness centers and beauty salons and spas.  The following is a complete list of the fitness centers and beauty salons and spas operated by Mege Union as of November 30, 2009, together with their recognized facility name and their relationship with Mege Union:

Fitness Centers

Legal Name of Entity	Commercial Name	Ownership

Shenyang Letian Yoga Fitness Center	Yoga Wave	Owned 51% by Mege Union and 49% by an unaffiliated third party
Shenyang Starway Fitness Co., Ltd.	Yoga Wave II	Owned 51% by Mege Union and 49% by an unaffiliated third party
Harbin Huang Emperor & Golden Gym Club Co., Ltd.	SOKO International Fitness Center	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between this entity and Mege Union

Beauty Salons and Spas

Harbin Mege Union Beauty Management Ltd.	Legend Spa	Owned 100% by Wealthlink
Harbin Tai Ai Beauty Co. Ltd.	Lea Spa	Owned 100% by Mege Union
Harbin Queen Beauty Demonstration Center (“Harbin Demonstration Center”)	Daowai Spa	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between this entity and Mege Union
Harbin Queen Beauty Demonstration Center Nangang Branch	Nangang Spa	A branch of Harbin Demonstration Center and as such part of Queen Group
Harbin Queen Beauty Demonstration Center Xuanhua Branch	Xuanhua Spa	A branch of Harbin Demonstration Center and as such part of Queen Group
Harbin Daoli Queen Demonstration Beauty Parlor	Daoli Spa	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between this entity and Mege Union
Harbin Xinyang Spa	(same as its legal name)	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between this entity and Mege Union
Harbin SOKO Spa	(same as its legal name)	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between this entity and Mege Union
Shenyang Queen Beauty Demonstration Co. Ltd.	Shenyang Queen Beauty Spa	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between this entity and Mege Union
Harbin Queen Beauty Clinic	Harbin Queen Medical Beauty Spa	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between this entity and Mege Union

Beauty School

Harbin Queen Beauty Vocational Skill Training School	(same as its legal name)	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between this entity and Mege Union

On December 1, 2009, Mege Union entered into an equity transfer agreement with Beijing Natural Beauty Fitness Services Ltd. for the acquisition of 51% of the equity interest in two fitness clubs in Beijing for RMB 10 million (approximately U.S. $1.50 million).  The fitness clubs, with a combined current membership base of approximately 2,000, are located in Beijing’s Huilongguan district, a high-density commercial and middle class residential district with a population of approximately 300,000.  Each club occupies over 3,000 square meters (33,000 square feet) and contains state-of-the-art exercise facilities, high-end equipment and other amenities consistent with the Company’s existing fitness center properties in Harbin and Shenyang.

Results of Operations for the Three Months Ended November 30, 2009 and 2008

	Three Months Ended November 30,		$	%
	2009	2008	Change	Change
Revenues
Professional Services	$5,338,148	3,084,895	2,253,253	73.0%
Sales of Product	$597,628	295,482	302,146	102.3%
Membership Fees	$1,085,634	914,293	171,341	18.7%
Tuition	$391,769	313,621	78,148	24.9%

Total Revenues	$7,413,179	4,608,291	2,804,888	60.9%

Cost of Sales	$(2,262,804)	(1,590,281)	(672,524)	42.3%
Gross Profit	$5,150,375	3,018,010	2,132,365	70.7%

Operating Expenses	$2,001,385	1,234,151	767,234	62.2%

Income Tax Provision	$24,024	26,305	(2,281)	(8.7)%

Net Income attributable to SOKO Fitness & Spa Group, Inc	$3,176,624	1,676,405	1,500,219	89,5%

Revenues:

Revenues for the three months ended November 30, 2009 increased by approximately $2.8 million or 60.9% to $7.41 million as compared to $4.61 million for the three months ended November 30, 2008. Our sales growth was driven by expansion of our facilities and services. Although we did not increase our prices from period to period, our sales growth was driven by increasing sales from our existing members and clients, sales of add-on services to members and clients and our continued efforts to add new members and clients in new and existing facilities.

Gross Profit:

We achieved gross profits of $5.15 million for the three months ended November 30, 2009, compared to $3.02 million for the same period of the previous year, representing a 70.7% period to period increase. The increase is due to some certain sales and services that SOKO provided with some new aesthetical treatment equipments. The added manner of service allows the company obtained bigger gross margin with a less corresponding cost of beauty product.  Our overall gross profit margin as a percentage of revenue grew by 4% from 69.5% for the three months ended November 30, 2009 compared to 65.5% of the same period of the previous year.

Operating Expenses:

Our operating expenses, consisting of selling, general and administrative expenses, increased by approximately $0.77 million, to $2.0 million, for the three months ended November 30, 2009 from $1.23 million for the same period of the previous year. This 62.2 % increase is mainly attributable to the increase in amortization of leasehold improvement, increased rental expenses for new and existing facilities and other expenses relating to our growth in sales.  The overall increase in our operating expenses was in proportion to our increase in sales.

Other Income (Expenses):

Other Income (expenses), consisting primarily of interest expenses, penalty, donation and other miscellaneous expenses,  the other income for the three months ended November 30, 2009 is $15,274, compared to the other expenses ($152,813) for the same period of the previous year. This difference is mainly attributable to a one-time charge of $96,380 for the three months ended November, 2008 in liquidated damage penalty we are required to pay to the investors in our April 2008 financing for failure to effect a registration statement by the deadline set forth in the agreement.

Income Tax Provision:

Our provisions for income taxes for the three months ended November 30 2009 and 2008 were $24,024 and $26,305 respectively, a decrease of $2,281 or 8.7% from period to period.  The slight decrease in the income tax provision was largely due to a slight decrease in the net taxable income attributable to our fitness centers, related to the implementation of our recently announced tax planning strategy separating our beauty and spa facilities from our fitness centers.

Net Income attributable to SOKO Fitness & Spa Group, Inc:

Net income attributable to SOKO Fitness & Spa Group, Inc for the three months ended November 30, 2009 increased by approximately $1.5 million to $ 1.7 million as compared to $3.2 million for the same period of the previous year, representing an 89.5% increase period to period. This increase was mainly attributable to our 60.9% increase in revenues, coupled with our ongoing efforts to cut costs.

Results of Operations for the Six Months Ended November 30, 2009 and 2008

	Six Months Ended November 30,		$	%
	2009	2008	Change	Change
Revenues
Professional Services	$9,179,441	5,826,879	3,352,562	57.5%
Sales of Product	$1,898,278	708,678	1,189,600	167.8%
Membership Fees	$1,978,157	1,589,055	389,102	24.5%
Tuition	$787,807	760,546	27,261	3.6%

Total Revenues	$13,843,683	8,885,158	4,958,525	55.8%

Cost of Sales	$(4,451,744)	(3,015,436)	(1,436,308)	47.6%
Gross Profit	$9,391,939	5,869,722	3,522,217	60.0%

Operating Expenses	$3,899,759	2,576,336	1,323,423	51.4%

Income Tax Provision	$47,904	51,437	(3,533)	(6.9)%

Net Income attributable to SOKO Fitness & Spa Group, Inc	$5,604,227	3,119,746	2,484,481	79.6%

Revenues:

Revenues for the six months ended November 30, 2009 increased by approximately $4.96 million or 56% to $13.84 million as compared to $8.89 million for the six months ended November 30, 2008. Our sales growth was driven by expansion of our facilities and services. Although we did not increase our prices from period to period, our sales growth was driven by increasing sales from our existing members and clients, sales of add-on services to members and clients and our continued efforts to add new members and clients in new and existing facilities.  Our member and client bases increased as follows:

	As of
	November 30, 2009	May 31, 2009

Fitness Memberships	14,909	13,000,
New Memberships	3,218	4,890,
Old Memberships that were renewed	11,691	8,110,
Memberships that were not renewed	1,309	1,890

Beauty Salon and Spa Clients	19,893	19,500
New Clients	1346	11,068
Recurring Clients that purchased additional treatments	18547	8,432
Clients that did not purchase additional treatments	953	1,568

Compared to the same period of 2008, beauty and spa revenues increased by 58%, driven by the increasing number of clients and the opening of new facilities. Fitness and yoga revenues increased by 24%, driven by our marketing efforts to add more memberships, the acquisition of Yoga wave II and the increased revenues from our add-on services to our members.  Other revenues, which consist of beauty school tuition and related student surcharges, had a slightly increase by $27,261.  Our business is not seasonal.

Gross Profit:

We achieved gross profits of $9.39 million for the six months ended November 30, 2009, compared to $5.87 million for the same period of the previous year, representing a 60% period to period increase. Our overall gross profit margin as a percentage of revenue grew by 1.7% from 67.8% for the six months ended November 30, 2009 compared to 66.1% of the same period of the previous fiscal year.

Operating Expenses:

Our operating expenses, consisting of selling, general and administrative expenses, increased by approximately $1.32 million, to $3.90 million, for the six months ended November 30, 2009 from $2.58 million for the same period of the previous fiscal year. This 51% increase is mainly attributable to the increase in amortization of leasehold improvement, increased rental expenses for new and existing facilities and other expenses relating to our growth in sales.  The overall increase in our operating expenses was in proportion to our increase in sales.

Other Income (Expenses):

Other income (expenses), consisting primarily of interest expenses, penalty, donation and other miscellaneous expenses, decreased by $267,547 to $2,200 for the six months ended November 30, 2009 from $269,747 for the same period of the previous year. This decrease is mainly attributable to a one-time charge of $152,760 for the six months ended November, 2008 as liquidated damage penalty that we are required to pay to the investors in our April 2008 financing as a result of the failure to effect a registration statement by the deadline set forth in the agreement.

Income Tax Provision:

Our provisions for income taxes for the six months ended November 30 2009 and 2008 were $47,904 and $51,437 respectively, a decrease of $3,533 or 7 % from period to period.  The slight decrease in the income tax provision was largely due to a slight decrease in the net taxable income attributable to our fitness centers, related to the implementation of our recently announced tax planning strategy separating our beauty and spa facilities from our fitness centers.

Net Income attributable to SOKO Fitness & Spa Group, Inc:

Net income attributable to SOKO Fitness & Spa Group, Inc for the six months ended November 30, 2009 increased by approximately $2.48 million to $ 5.60 million as compared to $3.12 million for the same period of the previous year, representing an 80% increase period to period. This increase was mainly attributable to our 56% increase in revenues, coupled with our ongoing efforts to cut costs.

Our fitness membership and beauty salon and spa client base turns over at a rate of about 8.89% and 0.76% for the six months ended November 30, 2009.  We believe that this turnover rate is reasonable and acceptable within our target market. We continue to strengthen our marketing strategies, enhance our facilities to provide a state-of-the-art experience for our fitness members and beauty and spa clients, and increase the knowledge and skill level of our staff in an effort to minimize turnover.  We believe that our revenue will continue to increase primarily as a result of our continued expansion of products and services, emphasis on enrolling new members and attracting new clients and improving member/client retention, and our strong focus on promoting the SOKO® and Queen’s Beauty® brands in the Northeast region of China.  As we develop higher margin offerings (such as spa services), our profits and margins should continue to grow going forward.

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

Liquidity and Capital Resources

The following table summarizes the cash flows for the six months ended November 30, 2009 and 2008.

	Six Months Ended November 30,
	2009	2008
Cash provided by (used in):
Operating Activities	$7,746,898	4,094,072
Investing Activities	$(7,129,990)	(3,739,075))
Financing Activities	$1,112,711	(1,276,215))

We have historically funded our operation primarily through bank loans. Over the next twelve months, we intend to pursue our primary objective of increasing market share in China. We are also evaluating acquisition and consolidation opportunities in China’s fragmented fitness and salon and beauty and spa industry. We believe that we have sufficient funds to operate our existing business for the next twelve months. However, in addition to funds available from our operating and short term bank loans, we may need external sources of capital for our expansion. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Net Cash Provided by Operating Activities

Cash provided by operating activities totaled $7.75 million for the six months ended November 30, 2009 as compared to $4.09 million provided by the same period of the previous year. The increase in our cash provided by operations was primarily due to the increase of $2.48 million in our net income, together with a $1.68 million increase in unearned revenue, which is associated with advances from members and clients, offsetting a $0.7 million increase of advance to suppliers as a result of purchasing five branded products at bulk rates form a new major vendor.

Net Cash Used in Investments Activities

We invested $6.02 million in fixed assets and construction in progress for the six months ended November 30, 2009, as part of our development plan which includes the leasehold improvement of our existing facilities and construction of new venues.  This compares to $3.84 million in the same period of the prior year.

We also made a $1.17 million investment advance for the acquisition of 51% of equity interest in two fitness clubs in Beijing for a total amount of $1.50 million with Beijing Natural Beauty Fitness Services Ltd. The investment is planned to be completed during the quarter ended February 28, 2010.

Net Cash Provided By Financing Activities Financing

As of November 30, 2009, our outstanding short-term loans were:

		Balance at
		November 30, 2009	May 31, 2009

(a)	Loan payable to Shanghai Pudong Development Bank with a one year term from July 30, 2009 to July 29,2010 at a fixed interest rate of 0.398% per month	$381,019	$--

(b)	Loan payable to Shanghai Pudong Development Bank with a one year term from November 21, 2008 to November 20, 2009 at a fixed interest rate of 0.4995% per month	$-	$1,025,171

(c)	Loan payable to Shanghai Pudong Development Bank with a term from January 5, 2009 to November 20, 2009 at a fixed interest rate of 0.4995% per month	$-	$1,171,624

(d)	Loan payable to Shanghai Pudong Development Bank with a one year term from November 24, 2009 to November 23, 2010 at a fixed interest rate of 0.3983% per month	2,197,133	-

(e)	Loan payable to Shanghai Pudong Development Bank with a term from Septermber 4, 2009 to July 29, 2010 at a fixed interest rate of 0.3982% per month	732,170		-
		$3,310,322	$2,196,795

Capitalized interest included in construction in progress amounted to $66,918 and $72,578 for the six months ended November 30, 2009 and 2008, respectively.

Both short-term loans (a) in the amount of $381,019 and (e) in the amount of $732,170 are guaranteed by SOKO International Fitness Center, Mr. Liu Tong and his siblings and an unaffiliated third party, Zhaodong Dazhuangyuan Rouye Limited, which is owned by an acquaintance of Mr. Liu. The other loans were secured by the building owned by Queen Group.

The Company is current with all of its obligations under the terms of the outstanding short-term loan facilities and not in breach of any covenant thereof.  Because of our repayment performance on loan facilities and our good relationship with Shanghai Pudong Development Bank, we believe that the bank will be willing to provide new and/or additional short-term facilities in the future.

Capital Expenditures

We have committed to upgrade and retrofit new and existing operations in several locations to maximize our appeal to existing and new clients in those locations as well as constructing new facilities, thus increasing our potential profit in the future. In general, upgrading and retrofitting our facilities consists of cosmetic renovation, purchasing state-of-the-art equipment, if appropriate, and reconfiguring space to add attractive amenities that are designed to appeal to a more sophisticated member and client base.

We also entered into new lease agreements for, and began the construction of, six new unnamed facilities, one fitness center, a yoga facility and a beauty salon and spa, all to be located in the Long Dian Building in Harbin.  We currently anticipate that construction of these facilities will be completed in the third quarter of fiscal 2010.  Additionally, we are moving ahead on the construction of the Da Qing beauty salon and spa, which we expect to be completed in May 2010. The estimated construction costs associated with the new facilities in Harbin and the Da Qing facility are $5.12 million and $1.5 million, respectively. The funds for construction as well as for the lease payments during the construction period come from the existing short term loans as well as from our cash flow generated by our ongoing operations.

After the acquisition of 51% of equity interest of Beijing Natural Beauty Fitness Services Ltd, we took over the existing leases for the two fitness centers at RMB185, 000 per month (approximately $27,098).

We believe that our brand name has value.  As part of our long-term growth strategy, we anticipate capitalizing on this value by establishing an upscale network of fitness centers and beauty salons and spas to expand our territory and member and client base. We believe that there is significant potential for the Company’s growth going forward.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Basis of presentation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of SOKO, Wealthlink, Mege Union and its wholly-owned subsidiaries, Lea Spa, majority-owned Yoga Wave and majority-owned Yoga Wave II, as well as Queen Group. All significant inter-company transactions and balances among the Company, its subsidiaries and Queen Group are eliminated upon consolidation.

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

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. There is no allowance for uncollectible amounts for the six months ended November 30, 2009 and 2008.

Inventories

Inventory is mainly composed of hair care supplies and skin care supplies. Inventories are stated at the lower of cost or market, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchases and supplies for providing the beauty treatment. No allowance for inventories is considered necessary for the six months ended November 30, 2009 and 2008, respectively.

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

As of November 30, 2009 and May 31, 2009, the Company had total accumulated costs involved with construction in progress in the amount of $7,308,176 and $1,534,827, respectively.

Interest Capitalization

Interest capitalization is reported in accordance with the provisions of ASC 835, “Capitalization of Interest Cost.”

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

The Company’s significant judgments and estimates related to interest capitalization include the determination of the appropriate borrowing rates for the calculation, and the point at which capitalization is started and discontinued. Changes in the rates used or the timing of the capitalization period may affect the balance of property under development and the costs of sales recorded. Capitalized interest included in construction in progress amounted to $66,918 and $72,578 for the six months ended November 30, 2009 and 2008, respectively.

Goodwill

Goodwill and other intangible assets are accounted for in accordance with the provisions of ASC 350, “Goodwill and Other Intangible Assets”. Under ASC 350, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values.

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

In evaluating long-lived assets, other than goodwill for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC 360. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.  There was no impairment losses recognized for the periods presented.

Stock-Based Compensation

The Company records stock based compensation expense pursuant to ASC 718. The Company estimates the fair value of the award using the Black-Scholes Option Pricing Model. Under ASC 718, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104.  Sales revenue is generally recognized when the services are provided and payments of the customers are received or collections are reasonably assured. Payments received in advance from members but not yet earned are recorded as deferred revenue.

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

Comprehensive Income

Statement of Financial Accounting Standards ASC 220, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income arose from the changes in foreign currency exchange rates.

Income Taxes

The Company accounts for income tax under the provisions of ASC 740 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There are no deferred tax amounts as of November 30, 2009 and May 31, 2009.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Earnings per Share

The Company computes earnings per share (“EPS’) in accordance with ASC 260, “Earnings per Share” (“ASC 260”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Foreign Currency Translation

The Company uses the United States dollar (“US Dollars”) for financial reporting purposes. Mege Union, its subsidiaries, and the Queen Group maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), which is the primary currency of the economic environment in which their operations are conducted.

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. The rate of exchange at November 30, 2008 was $1.00 = RMB6.8254, at May 31, 2009 was $1.00 = RMB6.82813 and at November 30, 2009 was $1.00 = RMB6.82713. The weighted average translation rate of $1.00 = RMB6.8302 was applied to the Company's six months income statement for the period ended November 30, 2009.

Statement of Cash Flows

In accordance with ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon Chinese RMB.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Risks of Losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of November 30, 2009 and 2008, the Company has not experienced any uninsured losses from injury to others or other losses.

New Accounting Pronouncements

In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We have included the required disclosures in our consolidated condensed financial statements.

In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of this guidance will have on our consolidated condensed financial statements.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted  ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of September 30, 2009, which did not have a material impact on our consolidated condensed financial statements.

In September 2009, the Financial Accounting Standards Board (FASB) amended existing authoritative guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The amended guidance is effective for fiscal annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently assessing the impact, if any, adoption may have on its financial statements or disclosures.

Taxes

Income Taxes

Wealthlink is a tax exempted company incorporated in Cayman Islands since it conducts all of its business through its subsidiary, Mege Union, and the variable interest entity Queen Group.

1)	Corporate Income Tax

The Company is a Delaware corporation and conducts all of its business through Mege Union and its subsidiaries and Queen Group. All business is conducted in China.

The Company incurred a net operating loss on its own, including amortization of stock-based compensation, of $391,541 and $346,960 for U.S. income tax purposes for the six months ended November 30, 2009 and 2008, respectively. The net operating loss carry forwards may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company’s business operations being primarily conducted in China and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance as of November 30, 2009 and 2008, respectively, for the temporary difference related to the loss carry-forwards. The valuation allowances for the six months ended November 30, 2009 and 2008 were $133,124 and $117,966, respectively.

 Wealthlink is a tax exempted company incorporated in Cayman Islands since it conducts all of its business through its subsidiary, Mege Union, and the variable interest entity Queen Group.

As of November 30, 2009, Queen Group consisted of seven individual-owned sole proprietorships (one of which had two additional branches), which, under the PRC law, are generally exempted from paying any corporate level income taxes unless they are otherwise assessed by the local authority. Two of the entities under Queen Group were assessed by the local tax authority and are subject to a fixed-rate income tax. Under the fixed-rate income tax system, generally 10% of the annual gross revenues from each entity are deemed taxable net income for income tax purpose, without giving consideration to the costs and operating expenses. The income tax is then levied at 25% of the taxable net income.

Legend Spa and Lea Spa, both wholly-owned subsidies of Harbin Mege Union, are also subject to a similar fixed-rate income tax system as the entities under Queen Group. While Legend Spa’s taxable net income is taxed at 25%, Lea Spa’s taxable net income is currently levied at only 20%.

All of the net income of Yoga Wave and Yoga Wave II are subject to an income tax rate of 25%.

2)	Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union.  Except for SOKO International Fitness Center, which is subject to 3% of actual revenue, and Yoga Wave and Yoga Wave II, which are subject to 5% of actual revenue, all the business is subject to either 3% or 5% of the pre-determined fixed revenue.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4(T).     Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).

As of November 30, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting.  This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principals (“GAAP”) standards, especially related to complicated accounting issues.  This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.

Also, the Company has a relatively complicated corporate structure, which consists of multiple facilities and subsidiaries. The relatively small number of professionals employed by the Company in bookkeeping and accounting functions prevents the Company from appropriately segregating duties within its internal control systems.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As a result of such significant deficiencies, among other reasons, on November 14, 2009, the Company’s Audit Committee, after consultation with management and the Company’s independent registered public accountants, determined that the financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and May 31, 2008 and Quarterly Reports on Form 10-Q for the quarters ended August 31, 2009, February 28, 2009, November 30, 2008 and August 31, 2008 should no longer be relied upon.  The Company restated the financial statements contained in these Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q accordingly.

Based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

●
We are evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

●	We are in the process of completing a review and revision of the documentation of the Company’s internal control procedures and policies.

●
We will begin implementation an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

●	We will implement a reporting and certification process for management involved in the performance of internal controls and the preparation of the Company’s financial statements.

●	We will implement a formal financial reporting process that includes review by our Chief Executive Officer and the full Board of Directors of financial statements prior to filing with the SEC.

●	We will increase our accounting and financing personnel resources, by retaining more U.S. GAAP knowledgeable financial professionals.

The remedial measures being undertaken may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future.  If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements, (iii) the Company may be required to again restate prior period financial results, (iv) the Company may be subject to litigation and/or regulatory proceedings, and (v) the Company’s business and operating results may be harmed.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting subject to the above corrective actions with regard to significant deficiencies or material weaknesses that occurred during the fiscal quarter ended November 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

SOKO FITNESS & SPA GROUP, INC

January 14, 2010	By:	/s/ Tong Liu
Tong Liu Chief Executive Officer (Principal Executive Officer)

January 14, 2010	By:	/s/ Xia Yu
Xia Yu Chief Financial Officer (Principal Financial and Accounting Officer)