Form 10-Q/A
period 2009-02-28
SOKO FITNESS & SPA GROUP, INC.
filed 2010-02-03
CIK 1355835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/ A
(Amendment No. 2)

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
Yes ☐   No ☐

On April 14, 2009, there were 17,000,000 outstanding shares of common stock of the registrant, par value $.001 per share.

EXPLANATORY NOTE
SOKO Fitness & Spa Group, Inc. (the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q (“Form 10-Q/A No.2”)  to amend its Quarterly Report on Form 10-Q for the quarter ended February 28, 2009, which was originally filed with the Securities and Exchange Commission (the “SEC”), on April 14, 2009 and amended on July 30, 2009, in order to respond to certain comments of the staff to the SEC. Specifically, the Company is making certain adjustments to its financial statements and its narrative disclosure, including disclosure related to the Company’s internal controls and procedures.

Unless otherwise provided in this Quarterly Report on Form 10-Q/A No.2, the terms “the Company,” “the Registrant,” “SOKO” “we,” “us,” and “our” refer to SOKO Fitness & Spa Group, Inc. together with its wholly-owned subsidiary Wealthlink Co., Ltd. (“Wealthlink”), its wholly-owned indirect subsidiary, Harbin Mege Union Beauty Management Ltd. (“Mege Union”), Mege Union’s subsidiaries, and Mege Union’s variable interest entity, Queen Group (as defined below).  For purposes of this Quarterly Report on Form 10-Q/A No.2, the Queen Group is defined to include Harbin Huang Emperor & Golden Gym Club Co. Ltd., Harbin Queen Beauty Demonstration Center (consisting of three facilities, the Daowai Spa and two branches, the Harbin Queen Beauty Demonstration Center Nangang Branch and Harbin Queen Beauty Demonstration Center Xuanhua Branch), Harbin Daoli Queen Demonstration Beauty Parlor, Harbin Xinyang Spa, Harbin SOKO Spa, Shenyang Beauty Demonstration Center and Harbin Queen Beauty Vocational Skill Training School.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q/A No.2 contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements.  In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s opinions only as of the date thereof. In evaluating such forward looking statements, readers should carefully review the discussion of risks and uncertainties in this Quarterly Report on Form 10-Q/A No.2 and in our most recent Annual Report on Form 10-K, as amended, as well as in other filings with the Securities and Exchange Commission including, without limitation, unforeseen changes in the course of research and development activities; possible changes in cost and timing of development and testing, capital structure, and other financial items; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities.  Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The discussion of risks and uncertainties set forth in this Quarterly Report on Form 10-Q/A No.2 and in our most recent Annual Report on Form 10-K, as amended, as well as in other filings with the SEC, is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time.  We operate in the People’s Republic of China in a highly competitive, highly regulated and rapidly changing environment.  Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward looking statement.  We disclaim any obligation to revise or update any forward looking statement that may be made from time to time by us or on our behalf.

 PART I – FINANCIAL INFORMATION

Item1.    Financial Statements

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN US DOLLARS)

	February 28,	May 31,
	2009	2008
	(RESTATED)	(RESTATED)
ASSETS
Current Assets:
Cash & cash equivalents	$805,602	$1,563,709
Accounts receivable, net	52,369	682,694
Inventories	1,384,592	1,048,788
Advances to suppliers	2,129,743	1,467,861
Employee advance	105,895	249,900
Prepaid expense	426,251	340,993
Total Current Assets	4,904,452	5,353,945

Property, plant and equipment, net of accumulated depreciation	18,692,107	12,782,918

Other Assets
Security deposit	47,114	-
Deferred rent	365,509	-
Deposit to suppliers	731,121	720,461
Investment advance	-	1,152,738
Goodwill	2,521,479	1,505,710
Total Other Assets	3,665,223	3,378,909

Total Assets	27,261,782	21,515,772

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term loans	2,193,056	2,547,244
Accrued expenses and other payable	536,846	1,020,232
Unearned revenue	1,705,021	514,965
Taxes payable	539,475	339,555
Contingent Liability	200,000	-
Total Current Liabilities	5,174,398	4,421,996

Stockholders’ Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
- 0 - shares issued and outstanding at February 28, 2009 and May 31,2008	-	-
Common stock, $0.001 Par value; 500,000,000 shares authorized;
17,000,000 and 17,000,000 shares issued and outstanding
at February 28,2009 and May 31, 2008 respectively	17,000	17,000
Additional paid-in-capital	2,297,776	2,297,776
Additional paid-in-capital - Warrants	657,903	639,253
Accumulated other comprehensive income	1,843,868	1,625,829
Retained earnings	17,159,834	12,184,614
Total Stockholders’ Equity	21,976,382	16,764,472
Noncontrolling Interest	111,002	329,304
Total Equity	22,087,384	17,093,776

Total Liabilities and Stockholders’ Equity	$27,261,782	$21,515,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN US DOLLARS)

	FOR THE NINE MONTHS ENDED		FOR THE THREE MONTHS ENDED
	FEBRUARY 28, 2009(RESTATED)	FEBRUARY 29, 2008	FEBRUARY 28, 2009	FEBRUARY 29, 2008

Net Sales	$13,996,019	$9,048,287	$5,110,861	$3,593,350

Cost of Sales	(4,822,521)	(3,330,316)	(1,807,084)	(1,347,769)

Gross Profit	9,173,498	5,717,971	3,303,777	2,245,581

Selling, General and Administrative Expenses	4,039,238	2,251,863	1,438,622	810,904

Operating Income	5,134,260	3,466,108	1,865,155	1,434,677

Other Income and Expenses
Interest income (expense)	(92,896)	4,455	(10,545)	4,171
Other income	2,863	2,175	257	33
Other expenses	(213,013)	(376)	(47,292)	(4)
Total Other Income and (Expense)	(303,046)	6,254	(57,580)	4,199

Income Before Income Taxes and Minority Interest	4,831,214	3,472,362	1,807,575	1,438,876

Provision for Income Taxes	79,974	7,675	28,537	4,915

Net Income	4,751,240	3,464,687	1,779,039	1,433,961

Less: net income (loss) attributable to noncontrolling Interest	(223,980)	-	(76,436)	-

Net Income Attributable to SOKO Fitness & Spa Group, Inc	$4,975,220	$3,464,687	$1,855,474	$1,433,961

Other Comprehensive Income
Foreign Currency translation adjustment	218,039	836,822	(42,376)	480,777

Comprehensive Income	$5,193,259	$4,301,509	$1,813,098	$1,914,738

Basic and Diluted Income per common share
Basic	$0.29	$0.26	$0.11	$0.11
Diluted	$0.29	$0.26	$0.11	$0.11

Weighted average common share outstanding
Basic	17,000,000	13,300,000	17,000,000	13,300,000
Diluted	17,000,000	13,300,000	17,000,000	13,300,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN US DOLLARS)

	FOR THE NINE MONTHS ENDED
	FEBRUARY 28, 2009(RESTATED)	FEBRUARY 29, 2008
Cash Flows From Operating Activities:
Net income	$4,751,240	$3,464,687
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock based compensation	18,651	-
Depreciation and amortization	1,148,373	531,387
Liquidated damage penalty	200,000	-

Changes in operating assets and liabilities:
Accounts receivable	665,971	(372,186)
Inventory	(299,538)	(1,571,682)
Advances to suppliers	(636,961)	(1,165,183)
Employee advance	147,812	666,702
Prepaid expense	(15,024)	(204,902)
Security deposit	(47,293)	(49,628)
Deferred rent	(366,905)	-
Deposit to suppliers	(103)	-
Accounts payable	-	(26,599)
Unearned revenue	1,170,709	209,842
Taxes payable	195,623	60,274
Accrued expenses and other payables	(759,833)	(24,876)

Cash provided by operating activities	6,172,722	1,517,835

Cash Flows From Investing Activities:
Cash acquired from acquisition	97,987	-
Addition to construction in progress	(3,625,933)	(1,703,543)
Purchase of property and equipment	(3,031,906)	(1,750,077)

Cash used in investing activities	(6,559,852)	(3,453,619)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	1,000,000
Proceeds from short-term loan	2,193,056	1,968,642
Repayments of short-term loan	(2,586,066)	-

Cash provided by (used in) financing activities	(393,010)	2,968,642

Effect of exchange rate changes on cash and cash equivalents	22,033	274,246

Increase (decrease) in cash and cash equivalents	(758,107)	1,307,103

Cash and Cash Equivalents - Beginning of the period	1,563,709	456,115

Cash and Cash Equivalents - Ending of the period	$805,602	$1,763,218

Supplemental disclosures of cash flow information:

Interest paid	$98,342	$-
Income Taxes paid	$3,145	$4,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of SOKO Fitness & Spa Group, Inc. (the “Company” or “SOKO”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of February 28, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended May 31, 2008. These interim financial statements should be read in conjunction with that report. Unless otherwise indicated, all amounts herein are expressed in US Dollars.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of SOKO, Wealthlink, Mege Union and its wholly-owned subsidiaries, Lea Spa and majority-owned Shenyang Letian Yoga Fitness Center (“ Yoga Wave “) as well as Mege Union’s variable interest entity (“VIE”), Queen Group. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Building & buildings improvement	10-15 years
Machinery and equipment	5 years
Computer, office equipment and furniture	5 years
Automobiles	5 years

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

The Company’s significant judgments and estimates related to interest capitalization include the determination of the appropriate borrowing rates for the calculation, and the point at which capitalization is started and discontinued. Changes in the rates used or the timing of the capitalization period may affect the balance of property under development and the costs of sales recorded. Capitalized interest included in construction in progress amounted to $46,074 and $19,545 for the nine months ended February 28, 2009 and February 29, 2008, respectively.

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

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures for the Company received stock-based compensation. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. The rate of exchange at February 28, 2009 was US$1.00 = RMB6.8398. The weighted average translation rate of US$1.00 = RMB6.8138 was applied to the Company’s nine months income statement ended February 28, 2009.

Statement of Cash Flows

In accordance with ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Risks of Losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period. As of February 28, 2009 and 2008, the Company has not experienced any uninsured losses from injury to others or other losses.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160,”Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the potential impact that adoption of SFAS No. 160 may have on our financial statements

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited.  We are currently assessing the potential impact that adoption of SFAS No. 141R may have on our financial statements.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible acquired. None of the goodwill recognized is expected to be deductible for income tax purpose in China. The following represents the allocation of the acquisition costs to the net assets acquired based on their respective fair values:

	As of May 31, 2008		As of Feb 28, 2009
		Addition
	Yoga Wave	Harbin Tai Ai	Total
Current assets	$449,970	$217,866	$667,836
Fixed assets	1,370,824	233,753	1,604,577
Total liabilities assumed	(1,382,761)	(275,394)	(1,658,155)
Net assets acquired	438,033	176,225	614,258
Noncontrolling interest	(214,636)	-	(214,636)
Total consideration paid	1,729,107	1,171,624	2,900,731
Goodwill recognized from acquisition	$1,505,710	$995,399	$2,501,109
Impact of foreign currency translation	--		20,370
Total Goodwill	$1,505,710		$2,521,479

NOTE 9 – TAXES

1)	Corporate Income Tax

The Company is a Delaware corporation and conducts all of its business through Mege Union’s subsidiaries, and Mege Union’s variable interest entity, Queen Group. All business is conducted in China.

As of February 28, 2009 , Queen Group consists of seven individually-owned sole proprietorships (one of which has two additional branches), which, under the PRC Laws, are generally exempt from paying corporate level income taxes unless they are otherwise assessed by the local authority. These entities under Queen Group are generally subject to a fixed-rate income tax assessed by the local tax authority. Under the fixed-rate income tax system which is applicable to the individually-owned sole proprietorships, generally 10% of the annual gross revenues from each entity are deemed Taxable Net Income (“TNI”) for income tax purpose, without giving consideration to the costs and operating expenses. The income tax is then levied at 27% of the TNI.

Legend Spa and Lea Spa, both wholly-owned subsidies of Harbin Mege Union, are also subject to the similar fixed-rate income tax system as the entities under Queen Group. While Legend Spa’s TNI is taxed at 25%, Lea Spa’s TNI is currently levied at only 20%.

Yoga Wave is subject to a 25% income tax rate on all of its net income.

The Company’s provision for income taxes for the nine months ended February 28, 2009 and February 29, 2008 were $79,974 and $7,675, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended February 28, 2009 and February 29, 2008.

	Nine months ended
	February 28, 2009	February 29, 2008
U.S. Statutory rates	34%	34%
Foreign income not recognized in USA	(34%)	(34%)
China Income tax	25%	33%
Tax exemption	(23.5%)	(33%)
Total provision for income tax	1.5%	0.0%

The company incurred a net operating loss, including amortization of share-based compensation, of $489,040 and -0- for U.S. income tax purposes for the nine months ended February 28, 2009 and 2008, respectively. The net operating loss carry forwards may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company’s business operations being primarily conducted in China and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at February 28, 2009 for the temporary difference related to loss carry-forwards. The valuation allowances for the nine months ended February 28, 2009 and 2008 were $166,372 and -0-, respectively.

 The Company intends to invest undistributed earnings in foreign subsidiaries indefinitely and these undistributed earnings are essentially permanent in duratio n.

2)	Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union and its subsidiaries.  Except the Harbin Huang Emperor & Golden Gym Club Co., Ltd. which is subject to 3% of its actual revenue and Yoga Wave, which is subject to 5% of their actual revenue, all business is subject to either 3% or 5% of the pre-determined fixed revenue.

3)	Taxes payable at February 28, 2009 and May 31, 2008 consisted of the following:

	As of
	February 28,	May 31,
	2009	2008
Business sales tax payable	$391,110	$244,680
Corporate income tax	120,105	68,853
Other	28,260	26,022

Total taxes payable	$539,475	$339,555

NOTE 10 - SHORT TERM LOANS

Short term loans include the following:

	As of
	February 28,	May 31,
	2009	2008
a) Loan payable to Shanghai Pudong Development bank one year term from February 29,2008 to January 29, 2009 at a fixed interest rate of 0.62% per month,	$-	$1,729,107

b) Loan payable to Shanghai Pudong Development bank one year term from November 21, 2008 to November 20, 2009 at a fixed interest rate of 0.4995% per month,	1,023,426	-

c) Loan payable to an unrelated party one year term from October 23, 2007 to October 28, 2008 at a fixed interest payment of RMB4,000 per quarter This loan was extended to December 7, 2008 at a fixed interest rate of 2% per month	-	288,184

d) Loan payable to a related party one year term from April 1, 2008 to March 31, 2009 free of interest	-	529,953

e) Loan payable to Shanghai Pudong Development bank 11 month term from January 5, 2009 to November 20, 2009 at a fixed interest rate of 0.4995% per month	1,169,630	-

Total	$2,193,056	$2,547,244

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

Stock compensation expense recognized for the period is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. Stock compensation expenses amounted $13,988 for the nine months ended February 28, 2009.

All the options granted have no intrinsic value at February 28, 2009. As of February 28, 2009, the Company has 16,667 outstanding vested stock options, with an exercise price above market, are excluded from the Company’s diluted computation. The unvested stock option is expected to be expensed with an amount of $41,965 in a period over 2.25 years.

NOTE 14 - STOCKHOLDERS’ EQUITY

A. Issuance of Common Stock

On April 11, 2008, in connection with the share exchange with Wealthlink Co., Ltd. (“Wealthlink”), the Company issued an aggregate of 13,300,000 shares of its common stock to the shareholders of Wealthlink.  In consideration of services provided to the Company in association with the consummation of the share exchange, an aggregate of 765,000 shares were issued to certain advisors with an aggregate fair value of $481,950, which was recognized as expenses in the Company’s consolidated financial statement.

Concurrently with the share exchange, the Company provided $400,000 to Mr. Tong Liu to purchase 1,000,000 shares of common stock from Mr. Syed Idris Husain (“Idris Husain”), then director of the Company, and an aggregate of 1,575,000 shares of common stock from certain other original shareholders of the Company with the understanding that Mr. Tong Liu would immediately return these 2,575,000 shares to the Company for cancellation.  Following the purchase of these 2,575,000 shares by Mr. Tong Liu on the Closing Date, Mr. Tong Liu immediately returned the 2,575,000 shares as agreed to the Company for cancellation.   Additionally, on April 11, 2008, SOKO sold in the aggregate, 2,000,000 shares of its common stock to certain accredited investors, at a purchase price of $1.00 per share (the “Financing”). The Company received net proceeds of $1,718,500 in connection with this private placement after the reduction of $ 84,000 in legal expenses, $170,000 paid to E-Tech Securities, Inc. as a cash fee ($30,000 as a cash retainer fee and $140,000 success fee) for structuring the Financing, and $27,500 paid to the escrow agent and transfer agent in connection with the Financing. There were 17,000,000 shares of common stock issued and outstanding on February 28, 2009 and May 31, 2008. In consideration for acting as placement agent, the Company also issued to Luck Eagle Limited, an affiliate of E-Tech Securities, 510,000 shares of common stock, with a fair value of $321,300.

In consideration for structuring the share exchange with Wealthlink, the Company agreed to compensate E-Tech International, Inc. with (i) a retainer of $20,000 and (ii) shares of common stock of the Company equal to two percent (2%) of total number of shares outstanding after the stock exchange transaction with Wealthlink and the placement of the Financing (total 340,000 shares), having an aggregate fair value at the time of issuance (applying a per share fair value of $0.63 computed for the shares issued in the Financing to the Purchasers described below) of $214,200. Further, in consideration of services provided to the Company in association with the consummation of the share exchange, an aggregate of 425,000 shares, having an aggregate fair value at the time of issuance (applying a per share fair value of $0.63 computed for the shares issued in the Financing to the Purchasers described below) of $267,750 were issued to two other advisors (85,000 shares to Sichenzia Ross Friedman Ference LLP and 340,000 shares to Fortune Badge Limited) in lieu of cash compensation, totaling the number of shares issued to the advisors in connection with the share exchange to 765,000 shares of common stock of the Company, having an aggregate fair value at the time of issuance (applying a per share fair value of $0.63 computed for the shares issued in the Financing to the Purchasers described below) of $481,950.

In consideration for acting as placement agent for the Financing, the Company agreed to compensate (a) E-Tech Securities Inc. with (i) a retainer of $30,000, (ii) a cash placement fee equal to seven percent (7%) of the proceeds of the Financing ($140,000) and (iii) warrants to purchase an amount of securities equal to eight percent (8%) of the total shares issued to the Purchasers (160,000 shares), having an aggregate fair value at the time of issuance (applying a per warrant share fair value of $0.37 computed for the warrant shares issued in the Financing to the Purchasers) of $59,200  and (b) Luck Eagle Limited shares of common stock the Company equal to three percent (3%) of total number of shares outstanding after the stock exchange transaction with Wealthlink and the placement of the Financing (510,000 shares), having an aggregate fair value at the time of issuance (applying a per share the fair value of $0.63 computed for the shares issued in the Financing to the Purchasers) of $321,300. The warrants issued to E-Tech Securities Inc. have an exercise price of $1.25 and are exercisable at any time through the third anniversary of the Closing Date.

B. Warrants

With the warrants attached to the stock sold in the Financing, the investors are entitled to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $1.25 per share. All the warrants to investors contain a cashless exercise provision. Moreover, the placement agent is entitled to purchase an aggregate of 160,000 shares of common stock at an exercise price of $1.25 per share. All these warrants are exercisable for three years from the issuance date April 11, 2008. In accordance with EITF 00-19, the warrants are classified in the equity section as an offset to additional paid-in capital.

Following is a summary of the status of warrants outstanding as of February 28, 2009:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life
Outstanding as of May 31, 2008	2,160,000	$1.25	$2.17
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of May 31, 2009	2,160,000	$1.25	$2.17

By using the Black-Scholes model to calculate the fair market value of the warrants issued to the Purchasers in the Financing, SOKO computed that the effective fair market value of each of the 2,000,000 share issued to the investors at the time of issuance was $0.63 and that the effective fair market value of each warrant share issued to the investors at the time of issuance was $0.37.

NOTE 15 - RELATED TRANSACTIONS

1)    Real Property Leases

The Company rent the premises for certain locations from Mr. Tong Liu, the Company’s Chairman and CEO. Mr. Liu has leased Mege Union’s office, as well as two stores premises to the Company pursuant to the terms of binding written lease agreements containing terms no less favorable to the Company than the Company could have negotiated in an arm’s length transaction with a motivated landlord, including substantially the following terms:

i	Harbin Daoli Queen Demonstration Beauty Parlor: 5-year lease from January 1, 2007 through December 31, 2011 for $47,300 per year.

ii	Harbin Queen Beauty Demonstration Center: 5-year lease from January 1, 2007 through December 31, 2011 for $20,300 per year.

iii	Mege Union office: 10-year lease from January 1, 2009 through December 31, 2018 for $73,212 per year.

2)    Escrow Arrangement

Pursuant to the Securities Purchase Agreement dated April 11, 2008, Mr. Tong Liu, deposited his own 2,000,000 shares of common stock in an escrow account. Based on the terms of the escrow agreement, the Company is required to cause the disbursement of some or all of the escrowed shares to the security purchasers if the Company’s 2008 or 2009 fiscal year results fall short of the respective Performance Thresholds.  If the Company’s results are below 54% of the set Performance Threshold, the Company will cause the disbursement of all of the escrowed shares to the purchasers.  If the Company’s results are above 54% but below 100% of the set Performance Threshold, the Company will cause the disbursement of some of the escrowed shares, as set forth in the escrow agreement.  The Performance Thresholds for fiscal year 2008 and fiscal year 2009 are:

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

NOTE 16.  EARNINGS PER SHARE

Earnings per share for the period ended February 28, 2009 and February 29, 2008 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of ASC 260, “Earnings Per Share.”

The following demonstrates the calculation for earnings per share for the nine months ended February 28, 2009 and February 29, 2008:

	Nine Months Ended
	February 28, 2009	February 29, 2008
Basic and diluted earning per share
Net income attributable to SOKO Fitness & Spa Group, Inc	$4,975,220	$3,464,687

Weighted average common share outstanding
Basic	17,000,000	13,300,000
Diluted	17,000,000	13,300,000

Earnings per share
Basic	$0.29	$0.26
Diluted	$0.29	$0.26

At February 28, 2009 and February 29, 2008, the Company had outstanding warrants of 2,160,000 and -0-, outstanding option of 50,000 and -0-, respectively. As of February 28, 2009, the warrant and option are anti-dilutive because the exercise prices are higher than market price. They are not included in diluted weighted average shares calculation.

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

2)   Contingencies

The Registration Rights Agreement between the Company and security purchaser in association with the Financing which was closed on April 11, 2008 (the “Closing Date”) provides for liquidated damages to the extent that the Company does not attain certain milestones within specified time frames. Specifically, if the Company had failed to file a registration statement within 60 calendar days after the Closing Date (a milestone which was met by the Company), or in the event that it fails to file a pre-effective amendment and otherwise respond in writing to comments made by the SEC in respect of such Registration Statement within 10 Trading Days after the receipt of comments by or notice from the SEC that such amendment is required in order for such Registration Statement to be declared effective, or registration statement is not declared effective within 180 calendar days after the Closing Date, or in the event that such Registration Statement ceases for any reason to remain continuously effective as to all Registrable Securities included in such Registration Statement, or the holders are otherwise not permitted to utilize the prospectus therein to resell such Registrable Securities, for more than 10 consecutive calendar days or more than an aggregate of 30 calendar days during any 12-month period (which need not be consecutive calendar days), liquidated damages amounting to approximately $20,000 per month would have been payable to purchasers, and such liquidated damages are payable for each 30 calendar day period on a daily pro-rata for any portion of a month prior to cure of an event. The maximum amount of liquidation damage payable to security purchaser is $200,000. As first round comment letter dated July 8, 2008, which was responded to SEC by September 5, 2008, liquidated damages for the delay amounting to approximately $28,810 has been accrued in the first quarter of fiscal year 2009. At that time, the estimate effective date of the registration statement was November 20, 2008; we accrued registration payment approximately $26,800 for late effectiveness. In second quarter, our estimated response to second round comment  dated October 11, 2008 was around January 15, 2009, additional $56,950 liquidation damage had been accrued for late response, also our estimated effective date of the registration statement was to be February 20, 2009; the estimated penalty approximately $40,200 for additional delay had been accrued. In the third quarter, the response to second round comment was sent out on February, 17, 2009, one month later than the previous estimation and the estimated effective date will be April 30, 2009. The liquidation damage and registration payment liability reached the maximum amount $200,000 as of February 28, 2009.

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

NOTE 18 - RESTATEMENT

The Company has restated the consolidated financial statements for the nine months period ended February 28, 2009 for the following reasons:

The retained earnings as of February 28, 2009 were restated due to a charge of $572,950 into expenses as a result of restatement for the fiscal year ended May 31, 2008.

The $300,000 payment made to Mr. Husain for consulting fees, which was a part of the $650,000 payment made out of the financing proceeds from the private placement, was previously treated as a reduction of proceeds. Upon further review, the Company determined that this payment of $300,000 should be recognized as expenses over the service period of six months starting April 2008, rather than a reduction of the financing proceeds. The Company accounted $100,000 as consulting expenses and $200,000 as prepaid expenses for the fiscal year ended May 31, 2008. The Company accounted the remaining $200,000 as consulting expenses during the nine months period ended February 28, 2009.

The net effect of the above adjustments on the Company’s net income for the nine months ended February 28, 2009 was $772,950.  Since the amount was previously recorded as an offset to the financing proceeds. Thus, the revision also affected the balance of additional paid-in capital account for the same amount.

We reconciled net income instead of net income attributable to SOKO Fitness & Spa Group, Inc to net cash flows from operating activities upon further review.

The impact of this restatement on the financial statements as originally reported as of February 28, 2009 is summarized below:

	February 28, 2009
	As Reported	As Restated
Additional paid-in capital	1,894,090	2,297,776
Additional paid-in-capital -Warrants	288,640	657,904
Retained earnings	17,932,784	17,159,834

	Nine Months Ended February 28, 2009
	As Reported	As Restated
Selling, General and Administrative expenses	3,839,238	4,039,238
Net income attributable to SOKO Fitness & Spa Group, Inc	$5,175,220	$4,975,220
Net income per common share
Basic	$0.30	$0.29
Diluted	$0.30	$0.29

	For the Nine Months Ended February 28, 2009
	As Reported	As Restated
Cash Flows From Operating Activities:
Net income attributable to SOKO Fitness & Spa Group, Inc	$5,175,220	$-
Net income	-	4,751,240
Adjustments to reconcile net income to net cash
Minority interest	(223,980)	-
provided by operating activities:
Prepaid expense	(215,024)	(15,024)

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations relates to the period ended February 28, 2009 and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

Overview

We are an operator of fitness centers and beauty salons and spas key cities in Northeastern China.  We provide programs, services, and products combined with exercise, education, and nutrition to help our members lead a healthy life and achieve their fitness goals.  Our beauty salons and spas provide services that include, but are not limited to, skincare, hair dressing, manicure, pedicure, body care, massage, and weight loss therapy. As of the date of this report, our three fitness centers have approximately 12,900 members in total and our nine beauty salons and spas are visited by approximately 19,400 clients annually.  We have one beauty school in Harbin, Heilongjiang Province, China.

For the first nine months of fiscal 2009, our beauty and spa operations, which include professional services and sales of products, accounted for approximately 75.7% of our revenue, fitness membership fees accounted for approximately 15.2% of our revenue, and tuition and other beauty school related activities accounted for the remaining 9.1% of our revenue. We believe that this revenue breakdown will continue in the future. We generally open our facilities to members 12 hours a day and 7 days a week.  Currently, our members average more than 23,000 visits per month at the SOKO Fitness Center, 10,000 visits per month at the Yoga Wave fitness center and an aggregate of 13,500 visits per month at our spas.  During the holiday season we experienced a decrease in the average visits per month at our facilities.  This decrease was offset by an increase in our product sales and, as a result, did not negatively impact our revenue for the quarter.

Our services and products are tailored to high end customers who appreciate quality, personal service provided by trained professionals.  This customer base, coupled with the growing demand for health and fitness facilities in China has positively impacted our revenues, irrespective of the slowdown in China’s economy.  We do not anticipate that our business will be materially negatively impacted by the current economic conditions in China.  However, in the event that economic conditions continue to deteriorate, our business may be affected.

We currently hold all of the issued and outstanding capital of Wealthlink Co., Ltd. (“Wealthlink”), which holds all of the issued and outstanding capital of Mege Union.  The Company and Wealthlink are holding corporations and do not conduct any operations. Mege Union directly operates one facility and otherwise conducts its business through one wholly (100%) owned and one majority (51%) owned operating subsidiary as well as through contractual arrangements with seven individually-owned sole proprietorships (one of which has two additional branches) which comprises the variable interest entity known as the Queen Group.  Each of the entities that comprise the Queen Group is owned independently by our Chairman, Mr. Liu.  Our affiliation with the Queen Group is managed through several exclusive agreements between Mege Union and each Queen Group entity.  As a result of our arrangements with these entities, we effectively control each of the Queen Group entities and, through them, we operate successful fitness centers and beauty salons and spas.  The following is a complete list of the fitness centers and beauty salons and spas operated by Mege Union as of April 1, 2009, together with their recognized facility name and their relationship with Mege Union:

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

Results of Operations for the Three Months Ended February 28, 2009 and February 29, 2008

	February 28, 2009 USD	February 29, 2008 USD	Change
Net Sales
Professional Services	$2,578,572	$2,582,335	$(3,763)
Sale of Product	$1,432,104	$285,891	$1,146,213
Membership Fees	$705,051	$300,545	$404,506
Tuition	$395,133	$424,580	$(29,842)

Revenue	$5,110,861	$3,593,350	$1,517,511

Cost of Sales	$(1,807,084)	$(1,347,769)	$(459,315)
Gross Profit	$3,303,777	$2,245,581	$1,058,196

Operating Expenses	$1,438,622	$810,904	$627,718

Income Tax Provision	$28,537	$4,915	$23,622

Net Income attributable to SOKO Fitness & Spa Group, Inc	$1,855,474	$1,433,961	$421,513

Revenues:

Revenues for the three months ended February 28, 2009 increased by approximately $1.5 million or 42% to $5.1 million as compared to $3.6 million for the three months ended February 29, 2008. Our sales growth was driven by increasing sales from existing members and our continued efforts to add new customers and expanding facilities. Our revenues were not increased by price increases as we did not increase our prices between February 28, 2008 and February 28, 2009.  The sales from our more mature facilities were approximately $4.9 million while the sales from the facilities we opened in the third quarter of fiscal 2009 were approximately $0.2 million.

Compared to the same quarter of the prior year period, beauty and spa revenues increased by 40%, driven primarily by the opening of new facilities during the period. Fitness and yoga membership fee revenues increased by 135%, mainly as a result of the acquisition of a majority interest in Yoga Wave in March 2008.   Yoga Wave contributed approximately 52% to our fitness and spa revenue for the third quarter of fiscal 2009.

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

Operating Expenses:

Operating expenses consisted of selling, general and administrative expenses and increased by approximately $0.6 million to $1.4 million for the three months ended February 28, 2009 from $0.8 million for the same quarter of previous year. This represented an increase from 22.6% to 28.2% of our revenue. This increase in selling, general and administrative expenses was mainly driven by the high cost of being a public company and building the management teams for our new facilities.

Net Income attributable to SOKO Fitness & Spa Group, Inc:

Net income attributable to SOKO Fitness & Spa Group, Inc for the three months ended February 28, 2009 increased by approximately $0.42 million to $1.85 million as compared to $1.43 million for the prior year period. The quarter to quarter net income increase of 29% was mainly driven by an increase in beauty and spa related revenues.

Income Tax Provision:

Our provisions for income taxes for the quarter ended February 28, 2009 and February 29, 2008 were $28,537 and $4,915, respectively.  The major difference of income tax between the year to year periods derived from taxable income increase in Queen Group.

As of February 28, 2009, Queen Group consists of seven individually-owned sole proprietorships, one of which has two additional branches that, under the PRC laws, are generally exempted from paying corporate level income taxes unless otherwise they are assessed by the local authority. Two of the Queen Group entities were assessed by their local tax authority to be subject to a fixed-rate income tax. Under the fixed-rate income tax system, generally 10% of the annual gross revenues from each entity are deemed Taxable Net Income (“TNI”) for income tax purpose, without giving consideration to costs and operating expenses. Income tax is then levied at 27% of the TNI.

Legend Spa and Lea Spa, both wholly-owned subsidies of Harbin Mege Union, are also subject to the similar fixed-rate income tax system as the entities under Queen Group. While Legend Spa’s TNI is taxed at 25%, Lea Spa’s TNI is currently levied at only 20%.

Yoga Wave is subject to a 25% income tax rate on all of its net income.

Results of Operations for the Nine Months Ended February 28, 2009 and February 29, 2008

	February 28, 2009 USD	February 29, 2008 USD	Change
Net Sales
Professional Services	$8,442,104	$7,056,217	$1,385,887
Sale of Product	$2,149,254	$995,808	$1,153,446
Membership Fees	$2,131,415	$484,032	$1,647,383
Tuition	$1,273,246	$512,230	$761,016

Revenue	$13,996,019	$9,048,287	$4,947,732

Cost of Sales	$(4,822,521)	$(3,330,316)	$(1,492,205)
Gross Profit	$9,173,498	$5,717,971	$3,455,527

Operating Expenses	$4,039,238	$2,251,863	$1,787,375

Income Tax Provision	$79,974	$7,675	$72,299

Net Income attributable to SOKO Fitness & Spa Group, Inc	$4,975,220	$3,464,687	$1,510,533

Revenues:

Revenues for the nine months ended February 28, 2009 increased by approximately $4.95 million or 55% to $14 million as compared to $9.05 million for the nine months ended February 29, 2008. Our sales growth was driven by increases in our memberships and the opening of several new facilities during the year.  The sales from our more mature facilities were approximately $11.4 million while the sales from the facilities we opened during the first nine months of fiscal 2009 were approximately $2.6 million.

Compared to the same period of the prior year period, beauty and spa revenues increased by 31.5%, driven primarily by the opening of three new spas. Fitness and yoga revenues increased by 340%, driven primarily by the acquisition of a majority interest in Yoga Wave in March 2008.   Yoga Wave’s activities contributed approximately 46% of our overall revenue in this segment for the first nine months of fiscal 2009.

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

Operating Expenses:

Operating expenses consisted of selling, general and administrative expenses increased by approximately $1.79 million to $4.04 million for the nine months ended February 28, 2009 from $2.25 million for the corresponding prior year period. This represented an increase from 24.9% to 28.9% of our revenue. This increase in selling, general and administrative expenses was mainly driven by the high cost of being a public cost and building the management teams for our new facilities.

Net Income attributable to SOKO Fitness & Spa Group, Inc:

Net income attributable to SOKO Fitness & Spa Group, Inc for the nine months ended February 28, 2009 increased by approximately $1.5 million to $5.0 million as compared to $3.5 million for the previous year period. The period to period net income increase of 43% was mainly attributable to an increase in beauty and spa related revenues.

Income Tax Provision:

Our provisions for income taxes for the nine months ended February 28, 2009 and February 29, 2008 were $79,947 and $7,675, respectively.  The major difference of income tax between the two periods derived from taxable income increase in Queen Group.

As of February 28, 2009, Queen Group consists of seven individually-owned sole proprietorships (one of which has two additional branches) that, under the PRC laws, are generally exempted from paying corporate level income taxes unless they are otherwise assessed by the local authority. These entities are generally subject to a fixed-rate income tax assessed by their local tax authority. Under the fixed-rate income tax system, generally 10% of the annual gross revenues from each entity are deemed TNI for income tax purpose, without giving consideration to costs and operating expenses. Income tax is then levied at 27% of the TNI.

Legend Spa and Lea Spa, both wholly-owned subsidies of Harbin Mege Union, are also subject to the similar fixed-rate income tax system as the entities under Queen Group. While Legend Spa’s TNI is taxed at 25%, Lea Spa’s TNI is currently levied at only 20%.

Yoga Wave is subject to a 25% income tax rate on all of its net income.

In general, our membership base turns over at a rate of approximately 15% per year.  We believe that this turnover rate is reasonable and acceptable within our target market. We continue to refine and implement our marketing strategies, enhance our facilities to provide a state-of-the-art experience for our fitness members and beauty and spa clients, and increase the knowledge and skill level of our staff in an effort to minimize turnover.  We believe that our revenue will continue to increase primarily as a result of our continued expansion of products and services, emphasis on enrolling new members and attracting new clients and improving member/client retention, and our strong focus on promoting the SOKO® and Queen’s Beauty® brands in the Northeast region of China.  As we develop a higher margin offerings (such as spa services), our profits and margins should continue to grow going forward.

We have begun to implement growth and expansion plans in existing and new facilities that, we believe, will result in higher net income in the long run. However, as we undergo these changes in our business, we believe we will incur a significant increase in our operating expenses, mainly due to construction costs, increased rent expenses, salaries and benefit costs and sales commissions.  We will seek to manage these costs so as minimize any adverse impact our results of operations, although we may be unable to do so.  With respect to labor costs, we believe that by improving our internal operational systems to optimize employee working schedules and reduce overtime labor costs, we will be able maintain labor costs at a reasonable level.  With respect to expansion costs such as construction costs and increased rent expenses, we have established internal mechanisms and an implementation team to monitor and potentially limit and control increases of these expenses.  In each of the different locations in which we operate, we consider local criteria before and during expansion planning and execution.

Liquidity and Capital Resources

	Nine Months Ended
	February 28, 2009	February 29, 2008
Cash provided by (used in):
Operating Activities	$6,172,722	$1,517,835
Investing Activities	$(6,559,852)	$(3,453,619)
Financing Activities	$(393,010)	$2,968,642

Operations

Cash provided by operating activities totaled $6.17 million for the nine months ended February 28, 2009 as compared to $1.52 million used in the same period of previous year. The increase in our cash provided by operations was due to the increase in our net income and advances from our customers, offsetting increases in our prepayments of rent and amounts due to vendors.

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

	As of
	February 28,	May 31,
	2009	2008
a) Loan payable to Shanghai Pudong Development bank one year term from February 29,2008 to January 29, 2009 at a fixed interest rate of 0.62% per month,	$-	$1,729,107

b) Loan payable to Shanghai Pudong Development bank one year term from November 21, 2008 to November 20, 2009 at a fixed interest rate of 0.4995% per month,	1,023,426	-

c) Loan payable to an unrelated party one year term from October 23, 2007 to October 28, 2008 at a fixed interest payment of RMB4,000 per quarter This loan was extended to December 7, 2008 at a fixed interest rate of 2% per month	-	288,184

d) Loan payable to a related party one year term from April 1, 2008 to March 31, 2009 free of interest	-	529,953

e) Loan payable to Shanghai Pudong Development bank 11 month term from January 5, 2009 to November 20, 2009 at a fixed interest rate of 0.4995% per month	1,169,630	-

Total	$2,193,056	$2,547,244

Interest expense paid for the above short term loans totaled $98,342 and $0 for the nine months ended February 28, 2009 and February 29, 2008, respectively.  The currently outstanding loan from an unrelated bank is secured by a building owned by Queen Group.

Capital Expenditures

On July 1, 2008, Mege Union completed the acquisition of 100% of the interest of Lea Spa for RMB8,000,000 (equivalent to US$1,124,938 at the date of execution of the acquisition agreement).  As a result, Lea Spa is now a direct subsidiary of Mege Union engaged in the business of owning and operating a full service spa facility located in the Sofitel Wanda Harbin Hotel.

On March 1, 2008, Mege Union entered into an acquisition agreement with Shengchao to acquire 51% of Shengchao’s interest in Yoga Wave. The acquisition cost was RMB12, 000,000 (equivalent to US$1,687,408 at the date of execution of the acquisition agreement). The results of operations of Yoga Wave were included in the consolidated results of operations commencing March 1, 2008.

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

Basis of presentation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of SOKO, Wealthlink, Mege Union and its wholly-owned subsidiaries, Lea Spa and majority-owned Yoga Wave, as well as Queen Group. All significant inter-company transactions and balances among the Company, its subsidiaries and Queen Group are eliminated upon consolidation.

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

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Building & buildings improvement	10 -15years
Machinery and equipment	5 years
Computer, office equipment and furniture	5 years
Automobiles	5 years

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The rate of exchange quoted by the People’s Bank of China at May 31, 2008 was US$1.00 = RMB6.94 and at February 28, 2009 was US$1.00 = RMB6.8398. The weighted average translation rate of US$1.00 = RMB6.8138 was applied to the Company’s nine months income statement for the period ended February 28, 2009.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 159, “The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FAS No. 115.” This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. FAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. We are currently evaluating the provisions of FAS No. 159 to determine the potential impact, if any, the adoption will have on our financial statements.

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

In December 2007, FASB issued FAS No. 160,”Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. FAS No. 160 is effective for fiscal years beginning after December 15, 2008. We have not determined the effect that the application of FAS No. 160 will have on our consolidated financial statements.

In December 2007, FAS No. 141(R), “Business Combinations,” was issued replacing FAS No. 141, “Business Combinations.” FAS No. 141R retains the fundamental requirements in FAS No. 141 that the acquisition method of accounting (which FAS No. 141 called the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination. FAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces FAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. FAS No. 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with FAS No. 141R). FAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently assessing the potential impact that the adoption of FAS No. 141R may have on our financial statements.

In March 2008, FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under FAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

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

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Staff Position EITF 03-6-1 concludes that unvested share-based payment awards that contains rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  Staff Position EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.   It also requires that all prior-period EPS data be adjusted retrospectively.  Early application of Staff Position EITF 03-6-1 is prohibited.  We are currently assessing the potential impact that adoption of Staff Position EITF 03-6-1 may have on our financial statements.

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

As of February 28, 2009  Queen Group consisted of seven individual-owned sole proprietorships (one of which had two additional branches), which, under the PRC law, are generally exempted from paying any corporate level income taxes unless they are otherwise assessed by the local authority. Two of the entities under Queen Group were assessed by the local tax authority and are subject to a fixed-rate income tax. Under the fixed-rate income tax system, generally 10% of the annual gross revenues from each entity are deemed taxable net income for income tax purpose, without giving consideration to the costs and operating expenses. The Income tax is then levied at 27% of the TNI.

Legend Spa and Lea Spa, both wholly-owned subsidies of Harbin Mege Union, are also subject to the similar fixed-rate income tax system as the entities under Queen Group. While Legend Spa’s TNI is taxed at 25%, Lea Spa’s TNI is currently levied at only 20%.

Yoga Wave is subject to a 25% income tax rate on all of its net income.

The Company’s provision for income taxes for the nine months ended February 28, 2009 and February 29, 2008 were $79,974 and $7,675, respectively.

2)    Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union.   Except for Harbin Huang Emperor & Golden Gym Club Co. Ltd., which is subject to 3% of its actual revenue and Yoga Wave which is subject to 5% of its actual revenue, all other business is subject to either 3% or 5% on pre-determined fixed revenue.

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

As of February 28, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting.  This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principals (“GAAP”) standards, especially related to complicated accounting issues.  This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.

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

As a result of such significant deficiencies, among other reasons, on December 22, 2008, management upon recommendation by its independent public accountants, concluded that its financial statements for the fiscal year ended May 31, 2008 and the quarter ended August 31, 2008 should no longer be relied upon.  We filed the amendments to Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended August 31, 2008 on February 17, 2009.

Based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•
We are evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

•	We are in the process of completing a review and revision of the documentation of the Company’s internal control procedures and policies.

•
We will begin implementation an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

•	We will implement a reporting and certification process for management involved in the performance of internal controls and the preparation of the Company’s financial statements.

•	We will implement a formal financial reporting process that includes review by our Chief Executive Officer and the full Board of Directors of financial statements prior to filing with the SEC.

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

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Item 6.       Exhibits

 (a)  Exhibits

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOKO Fitness & Spa Group, Inc.

February 3, 2010	By:	/s/ Tong Liu
Tong Liu Chief Executive Officer (Principal Executive Officer)

February 3, 2010	By:	/s/ Xia Yu
Xia Yu Chief Financial Officer (Principal Financial and Accounting Officer)