Form 10-K/A
period 2009-05-31
SOKO FITNESS & SPA GROUP, INC.
filed 2010-02-03
CIK 1355835

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

On August 27, 2009, 17,000,000 shares of the registrant’s common stock were outstanding.
The aggregate market value of the voting stock held by non-affiliates as of November 28, 2008 was approximately $6,400,000.

Documents Incorporated by Reference
None

EXPLANATORY NOTE

SOKO Fitness & Spa Group, Inc (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended  May 31, 2009, which was originally filed with the Securities and Exchange Commission (the “SEC”), on August 28, 2009, in order to respond to certain comments of the staff to the Securities and Exchange Commission (the "SEC"). Specifically, the Company is making certain adjustments to its financial statements and its narrative disclosure, including disclosure under the heading “Description of Business” and the disclosure related to the Company’s internal controls and procedures.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

    The statements contained in this Annual Report on Form 10-K/A that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties.  Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this annual report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the SEC, and that these statements are only estimates or predictions.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

PART I

    Unless otherwise provided in this Annual Report on Form 10-K/A, the terms “the Company,” “the Registrant,” “SOKO” “we,” “us,” and “our” refer to SOKO Fitness & Spa Group, Inc. together with its wholly-owned subsidiary Wealthlink Co., Ltd. (“Wealthlink”), its wholly-owned indirect subsidiary, Harbin Mege Union Beauty Management Ltd. (“Mege Union”), Mege Union’s subsidiaries, and Mege Union’s variable interest entity, Queen Group (as defined below).  For purposes of this Annual Report on Form 10-K/A, the Queen Group is defined to include Harbin Huang Emperor & Golden Gym Club Co. Ltd., Harbin Queen Beauty Demonstration Center (consisting of three facilities, the Daowai Spa and two branches, the Harbin Queen Beauty Demonstration Center Nangang Branch and Harbin Queen Beauty Demonstration Center Xuanhua Branch), Harbin Daoli Queen Demonstration Beauty Parlor, Harbin Xinyang Spa, Harbin SOKO Spa, Shenyang Beauty Demonstration Center and Harbin Queen Beauty Vocational Skill Training School.

Item 1.  Description of Business.

Business

    We are an operator of distinctive fitness centers, beauty salons and spas in key cities in Northeastern China.  We also operate one beauty school in Harbin, China.

    We provide programs, services and products that combine exercise, education and nutrition to help our members and clients to achieve their fitness and beauty goals and to help them to lead a healthy way of life and to achieve a richer lifestyle.  Our beauty salons and spas provide services that include, but are not limited to, skincare, hair dressing, manicure, pedicure, body care, massage, and weight loss therapy.

    Our corporate address is No.194, Guogeli Street, Harbin, Heilongjiang Province, China 150001 and our telephone number is 86-451-87702255.

Background and Organization

    SOKO was incorporated as a Delaware corporation on September 9, 2004 under the name American Business Holdings, Inc. as a holding vehicle to own and control a textile and plastic packaging company in Central and East Africa. On September 12, 2004, the Company completed a transaction in which it purchased all of the outstanding membership shares in Tissakin Ltd. (“Tissakin”), a Democratic Republic of Congo corporation, so that Tissakin became the Company’s wholly owned subsidiary. Through Tissakin, the Company was a manufacturer of bags for packaging agricultural products in the Democratic Republic of Congo.

    As described in the “April 2008 Share Exchange and Financing Transactions” section below, on April 11, 2008, we entered into a Share Exchange Agreement with Wealthlink Co., Ltd. (“Wealthlink”) and the shareholders of Wealthlink (the “Wealthlink Shareholders”) pursuant to which the Company acquired all of the outstanding shares of common stock of Wealthlink from the Wealthlink Shareholders (“Share Exchange”). After the completion of these transactions, we changed the Company’s name from American Business Holdings, Inc. to SOKO Fitness & Spa Group, Inc.

    As a result of the Share Exchange with Wealthlink, SOKO became the indirect owner of Mege Union Beauty Management Ltd. (“Mege Union”), which is a company organized and existing under the laws of the People’s Republic of China and a wholly-owned subsidiary of Wealthlink.  SOKO and Wealthlink are holding corporations and do not conduct any operations.  Mege Union currently operates one facility directly and otherwise conducts its business through one wholly (100%) owned and two majority (51%) owned operating subsidiaries as well as through an association with seven individually-owned sole proprietorships (one of which has two additional branches) comprising the variable interest entity known as the “Queen Group.”

    The following is a complete list of the operations of Mege Union as of May 31, 2009, together with their recognized facility name and relationship to Mege Union or Wealthlink and thereby to the Company:

Legal Name of Entity	Commercial Name	Ownership
Fitness Centers

Shenyang Letian Yoga Fitness Center	Yoga Wave	Owned 51% by Mege Union and 49% by an unaffiliated third party
Shenyang Starway Fitness Co., Ltd.	Yoga Wave II	Owned 51% by Mege Union and 49% by an unaffiliated third party
Harbin Huang Emperor & Golden Gym Club Co., Ltd.	SOKO International Fitness Center	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between this entity and Mege Union

Beauty Salons and Spas
Harbin Mege Union Beauty Management Ltd.	Legend Spa	Owned 100% by Wealthlink
Harbin Tai Ai Beauty Co. Ltd.	Lea Spa	Owned 100% by Mege Union
Harbin Queen Beauty Demonstration Center (“Harbin Demonstration Center”)	Daowai Spa	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between this entity and Mege Union
Harbin Queen Beauty Demonstration Center Nangang Branch	Nangang Spa	A branch of Harbin Demonstration Center and as such part of Queen Group
Harbin Queen Beauty Demonstration Center Xuanhua Branch	Xuanhua Spa	A branch of Harbin Demonstration Center and as such part of Queen Group
Harbin Daoli Queen Demonstration Beauty Parlor	Daoli Spa	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between this entity and Mege Union
Harbin Xinyang Spa	(same as legal name)	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between this entity and Mege Union
Harbin SOKO Spa	(same as legal name)	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between this entity and Mege Union
Shenyang Queen Beauty Demonstration Co. Ltd.	Shenyang Queen Beauty Spa	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between this entity and Mege Union

Beauty School
Harbin Queen Beauty Vocational Skill Training School	(same as legal name)	Part of Queen Group - owned 100% by Mr. Liu and operated under agreements between this entity and Mege Union

    In addition, Mege Union currently has four new facilities under construction. The Da Qing beauty salon and spa is scheduled to open in May 2010.  We have also begun construction on three as yet unnamed facilities, one fitness center, a yoga facility and a beauty salon and spa, all to be located in the Long Dian Building in Harbin.  We currently anticipate that these facilities will open to members and clients by the end of June 2010.

    For ease of reference, unless it is necessary to the understanding of the context to differentiate, throughout this report we will refer to all of above entities collectively as the Company’s “subsidiaries” and, to the extent we refer to a specific entity listed in the table above, we refer to such entity by its commercial name.

April 2008 Share Exchange and Financing Transactions

    On April 11, 2008 (the “Closing Date”), we entered into a Share Exchange Agreement with Wealthlink and the Wealthlink Shareholders (including Mr. Tong Liu, the Company’s current Chairman of the Board and Chief Executive Officer) pursuant to which the Company issued an aggregate of 13,300,000 shares of common stock of the Company to the Wealthlink Shareholders in exchange for all of the outstanding shares of common stock of Wealthlink (“Share Exchange”).

    Concurrently with the Share Exchange, the Company provided $400,000 to Mr. Tong Liu to purchase 1,000,000 shares of Company common stock from Mr. Syed Idris Husain (“Idris Husain”), then director and the principal stockholder of the Company, and an aggregate of 1,575,000 shares of Company common stock from certain other original shareholders of the Company, with the understanding that Mr. Liu would immediately return these 2,575,000 shares to the Company for cancellation.  Following the purchase of these 2,575,000 shares by Mr. Tong Liu on the Closing Date, Mr. Liu immediately returned them to the Company as agreed for cancellation.

    Also on the Closing Date, the Company entered into a Consulting Agreement with Idris Husain pursuant to which he was engaged to provide the Company with regular and customary consulting advice as requested by the Company for a period of six months from the Closing Date.  Pursuant to this Consulting Agreement, the Company paid Idris Husain $300,000 in consideration of such services on the Closing Date.

    In consideration for structuring the Share Exchange with Wealthlink, SOKO agreed to compensate E-Tech International, Inc. with (i) a retainer of $20,000 and (ii) shares of common stock of the Company equal to two percent (2%) of total number of shares outstanding after the Share Exchange with Wealthlink and the placement of the Financing (as defined below) (340,000 shares) having an aggregate fair value at the time of issuance (applying a per share fair value of $0.63 computed for the shares issued in the Financing to the Purchasers described below) of $214,200. Further, in consideration of services provided to the Company in association with the consummation of the Share Exchange, an aggregate of 425,000 shares having an aggregate fair value at the time of issuance (applying a per share fair value of $0.63 computed for the shares issued in the Financing to the Purchasers described below) of $267,750 were issued to two other advisors (85,000 shares to Sichenzia Ross Friedman Ference LLP and 340,000 shares to Fortune Badge Limited) in lieu of cash compensation, totaling the number of shares issued to the advisors in connection with the Share Exchange to 765,000 shares of common stock of the Company having an aggregate fair value at the time of issuance (applying a per share fair value of $0.63 computed for the shares issued in the Financing to the Purchasers described below) of $481,950.

    Also, on the Closing Date, immediately prior to and as a condition to the completion of the Share Exchange, the Company entered into a Stock Purchase Agreement with each of Syed Irfan Husain, the Company’s then President and Chief Executive Officer, Idris Husain, and Verifica International, Ltd. (collectively, the “Buyers”). Pursuant to this agreement, the Buyers purchased all issued and outstanding shares of Tissakin in consideration of 79,000,000 shares of common stock of the Company owned by the Buyers.

    Additionally, on the Closing Date, SOKO entered into a Securities Purchase Agreement, Warrant, Registration Rights Agreement and Lock-Up Agreement with three investors (the “Purchasers”) for an aggregate of $2,000,000 (the “Financing”). On the Closing Date, upon the terms and subject to the conditions set forth in the Securities Purchase Agreement, SOKO sold, and the Purchasers purchased, in the aggregate, 2,000,000 shares of the Company’s common stock and warrants to purchase an additional 2,000,000 shares. The warrants have an exercise price of $1.25 and are exercisable at any time through the third anniversary of the Closing Date. Additionally, each Purchaser’s ability to exercise the warrant is limited to the extent such Purchaser’s beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) would exceed 4.99% of the SOKO’s outstanding common stock. From the Closing Date and through the twelve-month anniversary of the Closing Date, certain SOKO shareholders agreed not to sell any of their shares of the Company’s common stock.

    By using the Black-Scholes model to calculate the fair market value of the warrants issued to the Purchasers in the Financing, SOKO computed that the effective fair market value of each of the 2,000,000 share issued to the investors at the time of issuance was $0.63 and that the effective fair market value of each warrant share issued to the investors at the time of issuance was $0.37.

    In consideration for acting as placement agent for the Financing, SOKO agreed to compensate (a) E-Tech Securities Inc. with (i) a retainer of $30,000, (ii) a cash placement fee equal to seven percent (7%) of the proceeds of the Financing described below ($140,000) and (iii) warrants to purchase an amount of securities equal to eight percent (8%) of the total shares issued to the Purchasers (160,000 shares) having an aggregate fair value at the time of issuance (applying a per warrant share fair value of $0.37 computed for the warrant shares issued in the Financing to the Purchasers) of $59,200  and (b) Luck Eagle Limited shares of common stock of the Company equal to three percent (3%) of total number of shares outstanding after the Share Exchange with Wealthlink and the placement of the Financing (510,000 shares) having an aggregate fair value at the time of issuance (applying a per share the fair value of $0.63 computed for the shares issued in the Financing to the Purchasers) of $321,300. The warrants issued to E-Tech Securities Inc. have an exercise price of $1.25 and are exercisable at any time through the third anniversary of the Closing Date.

    Prior to the consummation of the foregoing transactions, the Company had 82,000,000 shares of common stock outstanding.  As a result of the consummation of all of the foregoing transactions, the following changes in the outstanding shares of the Company were recorded:

•	the Company reacquired 79,000,000 shares from its original shareholders in connection with the acquisition by such shareholders of Tissakin Ltd.;

•	Mr. Liu acquired, with funds provided by the Company, 2,575,000 shares from certain original shareholders of the Company and returned such shares to the Company for cancellation; and

•	an additional 425,000 shares remained held by certain original shareholders of the Company.

    From the 81,575,000 shares that were reacquired and acquired as described above:

•	the Company issued an additional 13,300,000 shares to Wealthlink Shareholders, including Mr. Liu;

•	the Company issued an aggregate of 765,000 shares to several advisors of the Company for structuring the share exchange transaction;

•	the Purchasers acquired 2,000,000 shares and warrants to purchase up to an additional 2,000,000 shares;

•	the Company issued an aggregate of 510,000 shares to Luck Eagle for structuring the Financing;

•	E-Tech Securities Inc. was issued a warrant to purchase up to 160,000 shares for structuring the Financing; and

•	the Company cancelled 65,000,000 shares.

    As a result, the Company now has 17,000,000 shares of common stock outstanding, which is comprised of 16,575,000 shares issued in connection with the foregoing and 425,000 shares held by certain original shareholders of the Company.

Our Business

     We operate distinctive fitness centers, beauty salons and spas in key cities in Northeastern China. Our beauty salons and spas provide services that include, but are not limited to, skincare, hair dressing, manicure, pedicure, body care, massage, and weight loss therapy. As of the date of this Report, our fitness centers have approximately 13,000 members in total and our nine beauty salons and spas are visited by approximately 19,500 clients annually. We also operate one beauty school in Harbin, Heilongjiang Province, China. Our goal is to provide programs, services and products that combine exercise, education and nutrition to help our members and clients to achieve their fitness and beauty goals and to help them to lead a healthy way of life and to achieve a richer lifestyle.

    We have established a marketing department which constantly conducts in depth market research by conducting customer surveys and analyzing competitors, market trends, fitness and beauty trends, sports participation statistics and sports and beauty demographics.

    Today, urban residents of large and medium-sized Chinese cities spend more time and money in health and fitness clubs, to balance their work lives, seeking a scientific and customized recipe for their physical fitness. For many individuals, the most important thing in working out is to do exercises more scientifically and healthily. Our internal statistics show that the members of our fitness centers spend more than $700 per year. We believe that the rapid expansion of urban middle class population and continuous economics growth in China will provide the fitness industry with sustainable growth for the foreseeable future.

    The growth potential in our key markets in Harbin and Shenyang is substantial.  According to the 2008 China Fitness Club Industry Report (“AASFP Report”) published by the Asian Academy for Sports and Fitness Professionals, there were 2,770 fitness clubs in the 61 largest cities in China.  According to the AASFP Report, Harbin has a population of about ten million, with 50,250 individuals currently being served in 43 fitness centers, resulting in a membership penetration rate (the proportion of the fitness club members to the local population) of 0.51%, which currently makes it the 18th largest fitness market in China.  Shenyang has a population of about seven million, with 59,500 individuals currently being served in 47 fitness centers, resulting in a membership penetration rate of 0.84% and making it currently the 14th largest fitness market in China.  We currently operate one fitness center in Harbin (with about 8,000 members) and two fitness centers in Shenyang (with an aggregate of about 5,000 members).  Based on the statistics provided in the AASFP Report, in Harbin and Shenyang, SOKO’s areas of operation, SOKO currently has market shares (the number of its members in the respective city as a percentage of the total number of members in fitness clubs in such city) of approximately 16% and approximately 8%, respectively.

    Although Harbin and Shenyang are deemed to be second tier cities, we see more opportunities for our company in these markets than in other cities in China as we experience less competition while the residents of Harbin and Shenyang experience similar growth of their personal wealth as the residents in first tier cities. With respect to the beauty and spa market, SOKO’s own extensive market research by its marketing department shows that in its primary market, Harbin, SOKO has a market share of approximately 25-30% of the overall market, with a market share of about 50% of high end spas.   Even in the current global economic downturn we find that our business is robust and the spending habits of our members and clients are relative unaffected. However, if Chinese economic conditions start to show deterioration and the Chinese stimulation program fails to achieve its goal, we may see a slowdown in our business. In the short-term, we face the challenge of a pricing war with our competitors. Facing such challenges, SOKO will continue its current strategy of focusing on high-end customers by maintaining our quality of services and continuing to promote our brand name to maintain the loyalty of our members and clients. SOKO promotes the concept of total wellness, which seeks a balance of nutrition, exercises and way of living rather than just fitness.  Currently, about 81% of the members of our fitness centers renew their memberships and about 84% of our beauty salon and spa clients return and book additional treatments.

    Although the fitness and beauty markets are fast developing in China, such markets face certain challenges. In China, the markets for fitness clubs and beauty salons and spas are currently not segmented. While in the US different clubs position themselves based on their target group (such as marital status, gender, age, social status, pricing, etc.), in China currently most fitness clubs and beauty salons and spas only compete on pricing.  We believe, however, that market segmentation similar to the segmentation in the US will be the future. The majority of customers of fitness clubs and beauty salons and spas in China are well educated middle class residents with substantial disposable income seeking to show their social status. As such they have developed certain tastes and various demands and focus on building a certain lifestyle. In order to succeed we therefore must analyze their demands carefully and position ourselves accordingly.  As the market will become more and more segmented, to gain considerable return in such segmented market will become more difficult and will result slower development for our brand.

    As the market entry costs are relatively low and new fitness clubs can attract considerable customers by massive advertising before opening, SOKO faces competition from new competitors. However, as the expectations of the customers are very high. Due to a lack of customer service, meeting the demands of the customers and lack of managerial skills, many customers become disappointed and choose to leave such new competitors. In order to maintain our member and client base and attract new customers, we always improve our services and engage in extensive market research to find out more about our member and client needs, demands and trends.

    SOKO sees loyal members and clients as a long term investment, whose value is increasing over years.  While many competitors may be willing to enter into a price war, SOKO positions itself as a high end fitness center and beauty salon and spa operator that will not enter into a price war as a decrease of membership fees and spa treatment fees for new customers would alienate our existing members and clients. We rather work on building our brand image and recognition as an operator of high end fitness centers and beauty salons and spas that offers outstanding services and facilities and fulfils our members’ and clients’ growing demands.  Although SOKO’s membership fees and spa treatment fees are not cheap in the markets where we operate, one of our main focuses is improving member and client experience by constantly adding new facilities, equipment, courses and treatments. Surveys of our marketing department show that our members and clients appreciate our constant increase of more quality services.

    The 2009-2012 Investment Analysis and Prospective Projection Report on China Beauty and Spa Market points out that “[i]n 2008, China’s beauty and spa industry was seeing high speed development with 23.8%, its total revenue reached RMB 320 billion, and its profit rises with 37.9%, which is the highest growth rate among all industries in China.  National employee number in beauty and spa industry is about 11.2 million, which ranks number one in the industry. Until 2008, demand for beauty and spa products is beyond Japan and Korea and is on first place in Asia while is third place in the world after the United States and France.  As population base is very large in China, demand for beauty and spa products is very large, too.  Based on per capita demand, China beauty and spa industry has 15 to 18 times market space to develop and future market is very optimistic.  Now China beauty and spa industry is becoming the fifth hottest market after real estate, automobile, computer and electronics, and tourism. As it has excellent industry development prospect and space, tremendous commercial opportunity has arisen.”

    For the fiscal year ended May 31, 2009, our beauty and spa operations accounted for approximately 76% of our revenue, fitness operations accounted for approximately 15% of our revenue and miscellaneous activities (including our beauty school) accounted for the remaining 9% of our revenue. We believe that this revenue breakdown will continue in the future. We generally open our facilities to clients 12 hours a day, and 7 days a week.  Currently, our fitness centers average 33,150 visits per month and our beauty salons and spas average 21,000 visits per month.

    Our services and products are tailored to high end customers who appreciate quality and personal service from trained professionals.  This customer base, coupled with the growing demand for health and fitness facilities in China has positively impacted our revenues, irrespective of the recent slowdown in China’s economy.  We do not anticipate that our business will be materially negatively impacted by the current economic conditions in China.  However, in the event that economic conditions continue to deteriorate, our business may be affected.

Plan of Operations

    SOKO currently holds all of the issued and outstanding capital of Wealthlink, which holds all of the issued and outstanding capital of Mege Union.  SOKO and Wealthlink are holding corporations and do not conduct any operations.  Mege Union directly operates one facility and otherwise conducts its business through one wholly (100%) owned and two majority (51%) owned operating subsidiaries as well as through an association with seven individually-owned sole proprietorships (one of which has two additional branches) comprising the variable interest entity known as the Queen Group.  Each of the entities that comprise the Queen Group is owned independently by the Chairman, Mr. Liu.  Our affiliation with the Queen Group is managed through several exclusive agreements between the Company and each Queen Group entity.  As a result of our arrangements with these entities, we effectively control each of the Queen Group entities and, through them, we operate successful fitness centers and beauty salons and spas.

    In addition, Mege Union currently has one new beauty salon & spa facility under construction. This facility will operate under the name Da Qing and is scheduled to open in May 2010.  We plan to expand our brand through the establishment of additional directly owned subsidiaries of Mege Union.

    Through more than 17 years of dedicated efforts, we have grown significantly in terms of the number of facilities we operate and our facilities have become distinctive destinations.  At the end of the fiscal year ended May 31, 2009, we had approximately 13,000 members at our fitness centers and approximately 19,500 clients at our beauty salons and spas. While entry to our fitness centers is limited to members only, clients of our beauty salons and spas do not have to become members to receive treatments. The clients of our beauty salons and spas can either purchase one time treatments or choose to purchase multiple treatments at a discounted price. As an additional benefit, clients of our beauty salons and spas who purchase multiple treatments receive additional benefits such as private lockers, free showers and use of one of our luxury treatment suites.  Although many of the members of our fitness centers are also clients of our beauty salons and spas, membership in our fitness center is not compulsory for being a client of our beauty salons and spas. The members of our fitness centers enjoy professional fitness and yoga services and the clients of our beauty salon and spa enjoy professional spa treatments provided by our facilities.  The attrition rate in our fitness centers is currently approximately 19%, and the attrition rate in our beauty salons and spas (clients not returning after booking a single treatment or a multiple treatments) is currently approximately 16%.  In the last three years, the membership base of our fitness centers and the client base of our beauty salons and spas purchasing multiple spa treatment developed as follows:

	May 31,
	2007	2008		2009

Fitness Memberships	6,800	10,000		13,000
New Memberships	-	3,540	(1)	4,890
Old memberships that were renewed	-	6,460		8,110
Memberships that were not renewed	-	340		1,890

Beauty Salon and Spa Clients	5,000	10,000		19,500
New Clients	-	5,340		11,068
Recurring Clients that purchased additional treatments	-	4,660		8,432
Clients that did not purchase additional treatments	-	340		1,568

(1)	Includes 560 memberships that were signed up as a group prior to the end of the fiscal year ended May 31, 2007 but where the membership term began in the fiscal year ended May 31, 2008.

    We are focused on generating revenue in three business segments: Professional Fitness and Yoga, Beauty and Spa, and Beauty School operations. Our revenues are generated through professional services, sales of products that complement and supplement our services, membership fees and the tuition we charge our students. We currently offer different levels of membership and price structures for our fitness centers, beauty salons and spas and beauty school.

    With respect to our fitness centers, new and renewing members can choose among three-month, twelve-month and twenty four-month memberships as well as long term memberships for three and five years based on their individual needs. For our SOKO International Fitness Center once a member signs up for the service and chooses the membership term, the member is required to prepay the membership fee for the entire term. Such prepaid membership fee is non-refundable if the member decides to cancel the membership before the term expires.  No other fees have to be paid by the member to maintain the membership. For our Yoga Wave and Yoga Wave II fitness centers, each new and renewing member pays a non-refundable initial membership fee plus a small administration fee to become a member.  In addition to such fees, members of our Yoga Wave and Yoga Wave II fitness centers pay monthly membership fees in order to maintain their membership.  Members can choose to pay the monthly membership fee on a month-by-month basis or to prepay, on a non-refundable basis, the monthly membership fees for the entire membership term at a discounted rate depending on the length of the membership term.  Currently approximately 60% of the members of our Yoga Wave and Yoga Wave II fitness center prepay their monthly membership fees.  Members of our fitness centers have unlimited access to the facility and do not have to pay for any classes we offer. However, to the extent they request the service of personal trainers, additional fees are paid by the member for such services.

There is no membership for our beauty salons and spas and the clients of our beauty salons and spas do not have to pay any upfront initiation fee or monthly service fee in order to receive services.  Clients can receive services as walk-ins and on appointment. They can choose between one-time treatments at our regular rates and multiple treatments at discounted rates. If a client chooses multiple treatments, the client is required to prepay upfront, on a non-refundable basis, the entire discounted package price for both all treatments and the products that will be used for those treatments.  However, there is no time limit on when treatments can be sought.  In addition, clients who purchase multiple treatments receive additional benefits such as private lockers, free showers and use of one of our luxury treatment suites.  All clients of our beauty salons and spas have the opportunity to purchase additional products for at-home use.

Our beauty school offers beauty and spa professional training through different forms of courses and workshops at different price levels.  The duration of such courses and workshops is between one month and two years. Students pay tuition for coursework and workshops at the beginning of the term and, throughout the term they pay the additional cost of supplies and products.  Tuition for our courses and workshops is determined based on the level and the topic of a particular course or workshop, as well as on the number of classes that make up a full course or workshop. Our beauty school provides qualified beauticians for our beauty salon and spa operations as we offer to the top 5% of graduates the opportunity to work in one of our beauty salons and spas.  Approximately one third of our students board at our beauty school for an extra fee.

Our working capital is used for operational costs, the development of new fitness centers, debt service requirements and other capital expenditures necessary to maintain existing facilities.  Historically, we have satisfied our working capital needs through cash from operations and various short-term borrowing arrangements.  Consistent with the general practice of our industry in China, the bulk of our working capital is created through non-refundable membership fees and prepaid non-refundable fees for membership and/or treatments.  Membership fees of members who pay monthly are recognized in the period in which facility access is provided. The membership fees of our SOKO International Fitness Center and the membership fees from members of our Yoga Wave and Yoga Wave II fitness centers who pay their monthly membership fees up-front (both new membership sales and membership renewals) as well the non-refundable initial membership fees payable by the members of our Yoga Wave and Yoga Wave II fitness centers are amortized over the period of the contract commencing with the first month of the new member contract or renewal contract, as applicable.  All sales of prepaid spa treatments are recorded as deferred revenue upon initiation and are recognized proportionally when each treatment is provided.

Our aim is to provide programs, services, and products uniquely combined with exercise, education, and nutrition to help lead our members into living a rich lifestyle as well as achieving their fitness and beauty goals.   We have elected to take advantage of the synergies among our core business lines, locating some of our beauty salons and spas within our fitness center facilities.  Shenyang Queen Beauty Spa opened in late October 2008 in the same building as our Yoga Wave fitness center.  The continued development of these overlapping opportunities has enabled us to enhance the value of our services to clients and attracts new clients from one area to another.

We believe that the health and fitness market in China provides an excellent opportunity for growth and we are currently focused on taking advantage of this opportunity to enhance the value of our brand through organic growth and strategic acquisitions. We have been expanding our business throughout Northeast China by building new facilities and updating and modifying our existing beauty salons and spas. We believe a key to our growth lies in finding new venues in thriving metropolitan areas and upscale real estate markets where we can target our core demographic customer. We have recently begun tapping in to this market with the opening of Shenyang Queen Beauty Spa. We will continue to look for opportunities to expand our operations throughout the region.

When we open a new fitness center or beauty salon and spa, our fixed costs increase (as do our variable costs to some degree), but without the membership revenue base of a mature fitness center or beauty salon and spa. As a new fitness center or beauty salon and spa increases its customer base, fixed costs are typically spread over an increasing revenue base and its contribution tends to improve. Based on our experience, revenues of a fitness center increase significantly during its first four years of operation. By the end of the first full year of operations, a fitness club has typically achieved modest membership contribution and is cash flow positive. By the end of the second full year of operations, a fitness center has typically generated significantly better membership contribution as the member base grows with minimal incremental fixed operating costs. By the end of the fourth full year of operations, a typical fitness center has matured, with memberships at or near capacity. Our beauty salons and spas have even better capital cycles. Based on our experience, by the end of the first 6-8 months of operations, a beauty salon and spa has typically achieved modest spa contribution and is cash flow positive. By the end of the first full year of operations, a beauty salon and spa has typically generated significantly better spa contribution as the member base grows with minimal incremental fixed operating costs. Based on the historical performance of our mature fitness centers and beauty salons and spas, we expect that, even in difficult economic times, our newer fitness centers and beauty salons and spas will grow significantly faster over the first two to three years than our average mature fitness center and beauty salon and spa, while requiring only a minimal level of additional working capital. We expect growth in revenues to continue as recently opened fitness centers and beauty salons and spas continue to mature. In addition, we expect growth in revenues as we implement long-term strategic plans to expand the brand with new fitness centers and beauty salons and spas in existing markets and selected new markets and with new programs, services and products.

Consistent with the general practice of the spa industry in China, in order to maximize its working capital, the Company makes advances and deposits to suppliers, with whom the Company has a long standing business relationship, for inventory purchases. By doing so, we are able to maintain the relationship with the supplier and purchase the inventory under the most favorable terms and discounts and in certain cases become the exclusive agent of a product for the Northeast region of China.

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

This type of research resulted in our opening of the Shenyang Queen Beauty Spa in late October of 2008.

The Company may also utilize alternative methods of expanding its business in the Northeast region of China, including partnering with existing spa owners or establishing franchises.  These strategies are under consideration and may be opportunistically developed in the future as deemed appropriate.

Coupled with the desire to grow our business outlined above, we believe that it is key to our ongoing success that all of our facilities be fitted with the most sophisticated equipment and technology available. It is our intention to develop and use 21st century technology to enhance the experience of each of our clients. We have developed a website for the members of our fitness centers that allows them to, among other things: consult with our team of professional service providers, make appointments, hold on-line discussions with our staff and other clients and review educational materials. We will continue to update and change our technology as new operating systems and software are introduced so we can remain ahead of the curve.

Services, Programs and Products

We offer the following services and programs to our members.

Professional Fitness	Beauty Salon and Spa	Beauty School
● Cardiovascular, resistance and free- weight equipment;
● Professional training;
● Group Training;
● Comprehensive Fitness Testing;
● Educational Demonstrations;
● Nutrition Coaching;
● Weight Loss Programs;
● Remix;
● Fight-do;
● Body-Balance;
● Yoga; and
● Swimming
	● Hair, Nail and Skin Care; ● Body Re-shaping; ● Whirlpool, Sauna and Steam rooms; ●Therapeutic Massage;	● Professional Skill Training; and ● Management Training

We also offer our members high-end beauty and skin care products, including: Albion; Albion-EXG; Syma; La Colline; SELF’SHOW; and BDO product lines.

We typically experience the highest level of member activity at our fitness facility and beauty salon and spa facilities during the hours of 11:00 a.m. – 01:00 p.m. and 05:00 p.m. – 07:00 p.m.

As of the end of our most recent fiscal year, our revenues from each of our business segments were:

	Year Ended May 31,		$	%
	2009	2008	Change	Change
Professional Services	$11,284,644	$10,296,518	$988,126	9.6%
Sales of Product	$3,624,257	$1,229,363	$2,394,894	194.8%
Membership Fees	$2,977,462	$1,498,503	$1,478,959	98.7%
Tuition	$1,682,744	$938,746	$743,998	79.3%

Total Revenues	$19,569,108	$13,963,130	$5,605,978	40.2%

Acquisitions of Lea Spa and Yoga Wave II

On July 1, 2008, Mege Union completed the acquisition of 100% of the equity interest in Lea Spa for RMB8, 000,000 (equivalent to $1,124,938 at the date of execution of the acquisition agreement).  As a result, Lea Spa is a direct subsidiary of Mege Union engaged in the business of owning and operating a full service spa facility located in Sofitel Wanda Harbin Hotel.

On May 31, 2009, Mege Union entered into an acquisition agreement with Starway Asia Limited (“Starway”) to purchase 51% of the equity interest in Yoga Wave II, fitness center located in the city of Shenyang, from Starway for RMB2,042,040 (approximately $0.3 million at the date of execution of the acquisition agreement). The acquisition was completed in June 2009.

The Queen Group

Each of the Queen Group entities was established as an independent business in 1992.  The Queen Group entities became part of Mege Union in 2007.  The Queen Group’s revenue accounted for 73% and 86% of our total revenue for fiscal years 2009 and 2008, respectively.  The Queen Group consists of independently owned variable interest entities through which we operate successful salons and fitness centers.  Our Chairman, Mr. Liu, is the sole owner of each of the Queen Group entities.  The entities comprising the Queen Group are:

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

Our affiliation with the Queen Group is managed through several exclusive agreements between the Company, each Queen Group entity and Mr. Liu.  These agreements are:

1.
a Consulting Services Agreement between Mege Union and the Queen Group entity that provides for Mege Union to exclusively provide essential services relating to technology, human resources and research and development to the Queen Group entity in exchange for a Consulting Services Fee;

2.
an Operating Agreement between Mege Union and the Queen Group entity that prohibits the Queen Group entity from taking certain material actions or entering into material agreements, including assuming debt, selling or purchasing any assets or rights, using the entity’s assets or rights as collateral, or assigning some or all of the business to a third party, without the prior written consent of Mege Union;

3.
an Option Agreement among Mege Union, the Queen Group entity and the shareholders of such entity that grants Mege Union the right to acquire all of the shareholders’ interest in the Queen Group entity when, if and to the extent permitted by the laws of the People’s Republic of China and prohibits the shareholders from otherwise disposing of their interest in the Queen Group entity except with the prior written consent of Mege Union;

4.
an Equity Pledge Agreement among Mege Union, the Queen Group entity and the shareholders of such entity that grants Mege Union a pledged interest in all of the issued and outstanding interests of the Queen Group, including the right of Mege Union to vote such shares, as security for the performance of the Queen Group entity’s obligations under the Consulting Services Agreement and further; and

5.
a Proxy Agreement between Mege Union and the shareholders of the Queen Group entity that grants the board of directors of Mege Union an irrevocable proxy for the maximum period permitted by law, to vote the shareholders shares of the Queen Group entity in such manner and for or against such proposals as the board may determine.

Although each of the Queen Group entities has its own set of agreements with us, for each entity the terms and conditions of the agreements are identical to the forms filed as Exhibit 10.9 through 10.13 to this Annual Report on Form 10-K/A.  As a result of the understandings and agreements provided in the foregoing documents, we effectively control each of the Queen Group entities.   Except as set forth in these agreements, Mr. Liu is not entitled to any other compensation in connection with his ownership of the Queen Group entities.

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

Key Characteristics

Combined with 17 years of knowledge and experience of beauty salon and spa operations, advanced western management, and habits of Chinese consumers, we have developed a localized managing system that supports both our current fitness center and beauty salon and spa operations as well, we believe, as our future expansion potential.

Our internal management systems address the following areas:

●	Working environment;
●	Equipment;
●	Research & Development;
●	Employee benefits; and
●	Employee training (professional courtesy).

Additionally, we have dedicated managers who focus on the following external areas of management control:

●	Marketing;
●	Financing;
●	Logistic control; and
●	Public relations.

We have instituted a number of incentive plans that are designed to attract and motivate our members and clients, employees and strategic partners, leading to more solid relationships and enhanced customer loyalty.

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

Marketing Strategy

We strategically target the following individual customer groups to differentiate ourselves from our competitors:

●	Management level group from various enterprises. This customer group has the highest demands on their lifestyle and tastes as well as the awareness of their appearances and health conditions.

●
White-collar group from various enterprises.  This customer group tends to be the most active group of population in pursuit of the newest trends in fashion and sport activities.  They also have high quality lifestyles and are considered one of the strongest consumption power groups.

●	Government group. This customer group tends to contain the more senior portion of the population which has comparatively higher demands on their conditions.

●	Foreigner group. This customer group is the mature-stage-consumer group who usually has higher incentives and initiatives to become the member of beauty salon and spa and fitness center.

We not only engage in the traditional marketing tools to advertise in the market space, but also develop mutual beneficial platforms through our institutional customers to further enhance our marketing strategy:

●
Direct Telemarketing.  By having access to the contact information of wealthy individuals and households, SOKO believes direct telemarketing is one of most effective marketing to reach its desired target customers.  Our partner for information sharing in this sector is China Mobile Ltd.

●
Event Sponsorship.  By engaging the major event sponsorships with other reputable institutes, we have further increased our market awareness and exposure within the wealthy individual and household communities.  Our partner for information sharing in this sector is Hiersun Diamond Group.

●
Joint Sales.  We jointly sell our memberships with third party institutes to efficiently utilize the marketing effects of other brands and eventually to achieve mutual benefits by all parties. Some of our partners for information sharing in this sector include China Everbright Bank, Shanghai Pudong Development Bank, China Southern Airline and Songlei Commercial Group.

●	Traditional Media. We also reach our target customers through traditional media channels such as television, magazine, radio and newspapers.

With respect to the information sharing partnerships referenced above, our partners provide us with VIP customer lists for target marketing. In return, we provide discount group membership for our partners as part of their employee benefit plans. In addition, we engage in promotional events with shopping malls, and provide some shops with beauty salon and spa discounts for their customers.

Competition

China’s health and fitness market is highly segmented and is still at its infant stage. No market leader has emerged in China unlike most of the mature markets in the West or other industrially-advanced countries. Currently, no single company in China counts for more than 3% of total nationwide market share. Management believes that due to the change in consumer taste, health and fitness is no longer a “hobby,” and that consumer focus on the health and fitness market has shifted to quality and professionalism of service instead of pricing, as was the case in the past.

Trademarks

We currently hold registered trademarks for the following names and symbols:

Government Regulation

Physical Exercise:

According to “China Law on Physical Culture and Sport”, the administrative department for physical culture and sports under the State Council is in charge of the operation of physical culture and sports throughout China. Other relevant departments under Chinese State Council administers the operation of physical culture and sports within their respective functions and powers.

China practices a skill-grading system for social sports instructors, who shall guide social sports activities. The social sports instructors are classified into 4 categories, Class III, Class II, Class I and State Level. Each Class of the instructors must be trained accordingly. State Level instructors (the highest level) must have minimum five years relevant experience.

According to “Heilongjiang Provincial Administration Regulation in respect of Physical Exercise Related Business,” the physical exercise related business is qualified with following conditions: (a). proper facilities and buildings in satisfactory with the necessary requirement of business operation, security, fire protection, environmental protection and hygiene; (b). necessary registered capital; (c). the exercising facilities and instruments in compliance with the national standard stipulated by competent institution; (d). the trained social sports instructors or other staffs with proper qualification for physical exercising guidance.

Beauty Industry

       According to “Interim Measures for the Administration of Beauty Treatment and Hairdressing Industry” (the “Beauty Order”) issued by Ministry of Commerce, The Ministry of Commerce is in charge of the work of national beauty treatment and hairdressing industry.

Pursuant to the Beauty Order, the business operators undertaking business activities of beauty treatment and hairdressing shall meet the following basic conditions: (1). having capacity for bearing civil liabilities; (2). having a fixed business place; (3). having establishment and facilities accommodated to the service items they manage; and (4). having professional technicians who have obtained the corresponding qualification certificates

        The beauticians, hairdressers and other professional technicians who undertake beauty treatment and hairdressing services must obtain the qualification certificate issued by the relevant governmental department of China. The business operator of beauty treatment and hairdressing must place its business license, hygienic license, service items and charging standards in its business premises for public viewing.

The business premises for beauty treatment and hairdressing must comply with the relevant sanitation provisions and standards and have the corresponding sanitary and sterilizing facilities and measures. The practitioner must be subject to the physical check-up of the administrative department of public health and can take up an occupation with health certificate.

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

Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

•	Investors’ perceptions of, and demand for, companies in our industry;

•	Investors’ perceptions of, and demand for, companies operating in China;

•	Conditions of the U.S. and other capital markets in which we may seek to raise funds;

•	Our future results of operations, financial condition and cash flows;

•	Governmental regulation of foreign investment in companies in particular countries;

•	Economic, political and other conditions in the United States, China, and other countries; and

•	Governmental policies relating to foreign currency borrowings.

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

It will also be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  Certain members of our management have limited or no experience operating a company whose securities are traded or listed on an exchange, nor with SEC rules and requirements, including SEC reporting practices and requirements that are applicable to a publicly traded company.  We will need to recruit, hire, train and retain additional financial reporting, internal controls and other personnel in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

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

Further, some of these recent changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain the listing of our common stock on any stock exchange (assuming we are successful in obtaining such listing) could be adversely affected.

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

While China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. China’s government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of China has been changing from a planned economy to a more market-oriented economy. In recent years China government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by our government. In addition, China government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

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

Shares of our common stock are not eligible as yet for trading on any national securities exchange. Our common stock is eligible for quotation in the over-the-counter market on the Over-The-Counter Bulletin Board (“OTCBB”) pursuant to Rule 15c2-11 of the Exchange Act. This market tends to be highly illiquid. There can be no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the OTCBB as opposed to securities that trade on a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations, and generally lower trading volume.

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

Our certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock with $.001 par value. There are currently 17,000,000 shares of our common stock and no shares of our preferred stock outstanding. An additional 2,160,000 shares of common stock are reserved for issuance upon the exercise of outstanding warrants and 110,000 shares of common stock are reserved for issuance upon the exercise of outstanding stock options.  As a result, there are approximately 480,730,000 authorized and unissued shares of our common stock and 10,000,000 shares of our preferred stock which have not been reserved and are available for future issuance. Although we have no commitments as of the date of this offering to issue our securities, we may issue a substantial number of additional shares of our securities to complete a business combination or to raise capital. The issuance of additional shares of our securities:

	may significantly reduce the equity interest of investors in this offering; and

	may adversely affect prevailing market prices for our common stock.

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

Item 2. Description of Properties.

SOKO and Mege Union have their corporate offices at 194 Guogeli Street, Heilongjiang Province, Harbin, China 150001.  This property is leased by SOKO.  As of May 31, 2009, we operate through standard tenancy agreements out of leased properties located at:

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

Item 3.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.  Should any liabilities incurred in the future, they will be accrued based on management’s best estimate of the potential loss. Furthermore, management does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended May 31, 2009.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities.

Market Information

Our common stock trades on the OTCBB under the symbol “SOKF.” From March 13, 2007 until July 16, 2008, our common stock traded on the OTCBB under the symbol “AMHG ..” The following table sets forth the high and low intra-day prices per share of our common stock for the periods indicated, which information was provided by the OTCBB. Prior to May 28, 2008, shares of our common stock traded very infrequently and the actual price information is not readily available. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

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

Dividend Policy

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we will declare and pay dividends in the future will be determined by our board of directors at their discretion, subject to certain limitations imposed under Delaware corporate law. In addition, our ability to pay dividends may be affected by the foreign exchange controls and other limitation imposed by the PRC laws. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is disclosed in the section captioned, “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 6.  Selected Financial Data.

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Declaration

        The comments made throughout this annual report should be read in conjunction with our financial statements and the notes thereto, and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. SOKO does not undertake to publicly update or revise any of its forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider our discussions regarding the various factors, which affect company business, included in this section and elsewhere in this annual report.

Overview

SOKO was incorporated as a Delaware corporation on September 9, 2004 under the name American Business Holdings, Inc. as a holding vehicle to own and control a textile and plastic packaging company in Central and East Africa. On September 12, 2004, SOKO completed a transaction in which it purchased all of the outstanding membership shares in Tissakin Ltd., a Democratic Republic of Congo corporation, so that Tissakin Ltd. became our wholly owned subsidiary. Through Tissakin Ltd, we were a manufacturer of bags for packaging agricultural products in the Democratic Republic of Congo.

On April 11, 2008, we consummated a Share Exchange and a series of transactions pursuant to which we acquired all of the outstanding shares of common stock of Wealthlink from the Wealthlink Shareholders in exchange for 13,300,000 shares of our common stock.  We also sold the Tissakin operations to our former Chief Executive Officers and certain others.

Following the completion of the transactions described above, we changed our name to SOKO Fitness & Spa Group, Inc. effective as of June 6, 2008.  These transactions are described in further detail under “Description of Business- April 2008 Share Exchange and Financing Transactions.”

Wealthlink was organized under the laws of the Cayman Islands on March 27, 2007 and is headquartered in Harbin, Heilongjiang Province, China.

Results of Operation

For the Fiscal Years Ended May 31, 2009 Compared to May 31, 2008

	Year Ended May 31,		$	%
	2009	2008	Change	Change
Revenues
Professional Services	$11,284,644	$10,296,518	$988,126	9.6%
Sales of Product	$3,624,257	$1,229,363	$2,394,894	194.8%
Membership Fees	$2,977,462	$1,498,503	$1,478,959	98.7%
Tuition	$1,682,744	$938,746	$743,998	79.3%

Total Revenues	$19,569,108	$13,963,130	$5,605,978	40.2%

Cost of Sales	$6,591,906	$5,010,643	$1,581,263	31.6%
Gross Profit	$12,977,202	$8,952,487	$4,024,715	45.0%

Operating Expenses	$5,902,059	$4,009,497	$1,892,562	47.2%

Income Tax Provision	$42,667	$74,381	$(31,714)	(42.6)%

Net Income attributable to SOKO Fitness & Spa Group, Inc.	$7,030,500	$4,702,980	$2,327,520	49.5%

Revenues:

    Revenues for the fiscal year ended May 31, 2009 increased by approximately $5.6 million or 40.2% to $19.6 million as compared to $14.0 million for the fiscal year ended May 31, 2008. Although we did not increase our prices from year to year, our sales growth was driven by increasing sales from our existing members and clients, sales of add-on services to members and clients and our continued efforts to add new members and clients in new and existing facilities.

    Our member and client base increased as follows:

	Year Ended May 31,
	2009	2008

Fitness Memberships	13,000	10,000
New Memberships	4,890	3,540	(1)
Old Memberships that were renewed	8,110	6,460
Memberships that were not renewed	1,890	340

Beauty Salon and Spa Clients	19,500	10,000
New Clients	11,068	5,340
Recurring Clients that purchased additional treatments	8,432	4,660
Clients that did not purchase additional treatments	1,568	340

(1)	Includes 560 memberships that were signed up as a group prior to the end of the business year ended May 31, 2007 but where the membership term began in the fiscal year ended May 31, 2008.

Compared to fiscal year ended May 31, 2008, beauty and spa revenues increased by 29.4%, driven by the increasing number of clients and the opening of new facilities. Fitness and yoga revenues increased by 98.7%, driven by our marketing efforts to add more memberships, the acquisition of Yoga Wave and the increased revenues from our add-on services to our members.  Other revenues, which consist of beauty school tuition and related student surcharges, increased by 79.3%, driven by the increasing number of students and new courses, which in turn attracted more students.  Our business is not seasonal.

Gross Profit:

We achieved gross profits of $13.0 million for the fiscal year ended May 31, 2009, compared to $9.0 million for the previous year, representing an 45.0% or approximately $4.0 million year to year increase. Our overall gross profit margin as a percentage of revenue was 66% for the fiscal year ended May 31, 2009, compared to 64% for the previous year. The improvement of our gross profit margin was mainly driven by the shift from our lower-margin professional beauty and spa services and sales of products to higher-margin services (i.e., yoga services and beauty school tuition) during the fiscal year 2009. We also lowered our costs of products sold by negotiating with our vendors to purchase products at bulk rates.

Operating Expenses:

Our operating expenses, consisting of selling, general and administrative expenses, increased by approximately $1.9 million to $5.9 million for the fiscal year ended May 31, 2009 from $4.0 million for the previous year. This increase in selling, general and administrative expenses by 47.2% is mainly attributable to the increase in amortization of leasehold improvement, increased rental expenses for new and existing facilities and other expenses relating to our growth in sales.  The overall increase in our operating expenses was in proportion to our increase in sales.

Other Income (Expenses):

Other income (expenses), consisting primarily of interest expenses, penalty, donation and other miscellaneous expenses, increased by $232,692 to $289,840 for the fiscal year ended May 31, 2009 from $57,148 for the previous year. This increase is mainly attributable to a one-time charge of $200,000 in liquidated damage penalty we are required to pay to our investors for failure to effect a registration statement by the deadline set forth in the agreement and a loss of $54,809 from disposal of fixed assets.

Income Tax Provision:

The Company’s provision for income taxes for the fiscal years ended May 31, 2009 and 2008 were $42,667 and $74,381, respectively, a decrease of $31,714 or 42.6% from year to year.  The decrease in income taxes provisions is largely due to execution of our tax planning strategy this year by separating our beauty and spa facilities from our fitness centers.  Revenues from our fitness centers are usually taxed at a regular rate of 25% while revenues generated from our beauty and spa facilities are generally subject to a fixed tax system, which results in much lower taxes. As the Queen Group facilities were formed as individually-owned sole proprietorships and are being consolidated as “variable interest entities,” we will continue to enjoy a fixed tax system, in which, the income taxes are assessed annually by the local tax authority based on our past performance and creation of jobs etc. A majority of our net income is generally exempt from income taxes.  However, because of our continuing growth, we expect our fixed taxes for the Queen Group will likely increase in the future as the fixed tax system will be assessed annually based on past performance.

Net Income Attributable to SOKO Fitness & Spa Group, Inc.:

Net income attributable to SOKO Fitness & Spa Group, Inc. for the fiscal year ended May 31, 2009 increased by approximately $2.3 million to $7.0 million as compared to $4.7 million for the previous year, representing a 49.5% increase year-to-year. This increase was mainly attributable to our 40.2% increase in revenues, coupled with our ongoing efforts to cut costs.

In general, our fitness membership and beauty salon and spa client base turns over at rate of approximately 11% and 19%, respectively, per year.  We believe that this turnover rate is reasonable and acceptable within our target market. We continue to strengthen our marketing strategies, enhance our facilities to provide a state-of-the-art experience for our fitness members and beauty and spa clients, and increase the knowledge and skill level of our staff in an effort to minimize turnover.  We believe that our revenue will continue to increase primarily as a result of our continued expansion of products and services, emphasis on enrolling new members and attracting new clients and improving member/client retention, and our strong focus on promoting the SOKO® and Queen’s Beauty® brands in the Northeast region of China.  As we develop higher margin offerings (such as spa services), our profits and margins should continue to grow going forward.

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

Liquidity and Capital Resources

For the Fiscal Years Ended May 31, 2009 Compared to May 31, 2008

	Year Ended May 31,
	2009	2008
Cash provided by (used in):
Operating Activities	$9,385,023	$4,858,473
Investing Activities	$(8,675,665)	$(8,612,510)
Financing Activities	$(391,432)	4,728,315

Operations

Cash provided by operating activities totaled approximately $9.4 million for the fiscal year ended May 31, 2009 as compared to $4.8 million in the previous year, an increase of approximately $4.5 million year to year. The increase in our cash provided by operations was primarily due to the increase in our net income, together with a $0.5 million decrease in our advances to vendors and a $1.4 million increase in unearned revenue.

Investments

We invested $8.4 million in fixed assets and construction in process for the fiscal year ended May 31, 2009 as compared to $6.0 million in the previous year. The investments are a part of our development plans, which include continuous renovation of our existing facilities and construction of new venues.

Financing

For the fiscal year ended May 31, 2009, we entered into two short-term commercial loans with Shanghai Pudong Development Bank in the aggregate amount of $2,196,795.  We also paid off a commercial loan with Shanghai Pudong Development Bank in the amount of $1,729,107 as well as two other short-term loans in an aggregate amount of $859,120, resulting in net cash outflow of $391,432.  The short term loans include the following:

		Balance at Year Ended May 31,
		2009	2008

a)	Loan payable to Shanghai Pudong Development Bank with a one year term from February 29, 2008 to January 29, 2009 at a fixed interest rate of 0.62% per month	$--	$1,729,107

b)	Loan payable to Shanghai Pudong Development Bank with a one year term from November 21, 2008 to November 20, 2009 at a fixed interest rate of 0.4995% per month	$1,025,171	$--

c)	Loan payable to an unrelated party with a one year term from October 23, 2007 to October 28, 2008 at a fixed interest payment of RMB4,000 per quarter. This loan was extended to December 7, 2008 at a fixed interest rate of 2% per month	$--	$288,184

d)	Loan payable to a related party with a one year term from April 1, 2008 to March 31, 2009 free of interest	$--	$529,953

e)	Loan payable to Shanghai Pudong Development Bank with a term from January 5, 2009 to November 20, 2009 at a fixed interest rate of 0.4995% per month	$1,171,624	--

	Total	$2,196,795	$2,547,244

Interest expense paid for the above short term loans totaled $66,121 and $49,042 for the fiscal years ended May 31, 2009 and 2008, respectively.  The loan from an unrelated bank is secured by a building owned by Queen Group.  The Company is current with all of its obligations under the terms of the outstanding loan facilities from Shanghai Pudong Development Bank and not in breach of any covenant thereof.  Because of our performance on the loan facility and our good relationship with the bank, we believe that the bank will be willing to provide new and/or additional short-term facilities with a maxim total amount of approximately $ 5 million in the future

Capital Expenditures

        On July 1, 2008, Mege Union completed the acquisition of 100% of equity interest in Lea Spa for RMB8,000,000 (equivalent to $1,124,938 at the date of execution of the acquisition agreement).  As a result, Lea Spa is a direct subsidiary of Mege Union located in Sofitel Wanda Harbin Hotel engaged in the business of providing professional spa services.

        On May 31, 2009, Mege Union entered into an acquisition agreement with Starway Asia Limited to purchase 51% interest of the Yoga Wave II, a Yoga studio located in the city of Shenyang. The acquisition cost was RMB2, 042, 040 (approximately $0.3 million at the date of execution of the acquisition agreement), payable on signing. Mege Union also loaned RMB 676,260 (approximately $0.1 million) to Yoga Wave II for business operations on May 31, 2009. The transaction was completed in June 2009.

        The general purpose of the acquisitions of Lea Spa, Yoga Wave and Yoga Wave II is to expand our business presence in the Shenyang and Harbin markets, resulting in a maximization of profits. The funds used for the acquisitions came from the following sources:

Fund Source	Amount	Percentage of Acquisition Cost

Short Term Loan	$811,125	24.9%
Corporate Funds raised in Financing	$793,711	24.4%
Existing Profits	$1,652,057	50.7%
Total	$3,256,893	100.0%

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

Construction in progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use. For the years ended May 31, 2009 and 2008, the Company had total accumulated costs involved with construction in progress in the amount of $1,534,827 and $3,687,591, respectively.

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. At May 31, 2009, the exchange rate was $1.00 = RMB6.8281. The weighted average translation rate of $1.00 = RMB6.8412 was applied to the Company’s annual income statement ended May 31, 2009.

Recent Accounting Pronouncements

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

             In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include onl y two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted  ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

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

Income Taxes

    Wealthlink is a tax exempted company incorporated in the Cayman Islands and conducts all of its business through its subsidiary, Mege Union, and the variable interest entity, Queen Group. The share exchange transaction between Wealthlink and American Business Holdings, Inc. was considered a reverse merger, and the Company is a Delaware corporation. For accounting purpose, the transaction was treated under purchase method as a reorganization. There was no goodwill or additional value recorded in such transaction. Therefore, the Share Exchange is not considered a taxable event.

1)	Corporate Income Tax

The Company is a Delaware corporation and conducts all of its business through Mege Union and Queen Group. All business is conducted in China.

    As of May 31, 2009, Queen Group consisted of seven individual-owned sole proprietorships (one of which had two additional branches), which, under the PRC laws, are generally exempt from paying corporate level income taxes unless they are otherwise assessed by the local authority. Two of the entities under Queen Group were assessed by the local tax authority to be subject to a fixed-rate income tax. Under the fixed-rate income tax system, generally 10% of the annual gross revenues from each entity are deemed Taxable Net Income (“TNI”) for income tax purpose, without giving consideration to the costs and operating expenses. The income tax was levied at 27% of the TNI and starting from June 1, 2008 was levied at 25% of the TNI .

    Legend Spa and Lea Spa, both wholly-owned subsidies of Harbin Mege Union, are also subject to a fixed-rate income tax system similar to that imposed on the Queen Group entities. While Legend Spa’s TNI is taxed at 25%, Lea Spa’s TNI is currently levied at only 20%~~.~~

    Yoga Wave and Yoga Wave II are both subject to an income tax rate of 25% on all of their net income.

The Company incurred a net operating loss, including amortization of share-based compensation, of $611,825 and $100,000 for U.S. income tax purposes for the years ended May 31, 2009 and 2008, respectively. The net operating loss carry forwards may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at May 31, 2009 for the temporary difference related to loss carry-forwards. The valuation allowances for the years ended May 31, 2009 and 2008 were $208,021 and $34,000, respectively.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Notes thereto and the report of Bagell, Josephs, Levine & Company, LLC, our independent registered public accounting firms, are set forth on pages F-1 through F-[  ] of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

             None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2009 based on the significant deficiencies described below.

 Management’s Report on Internal Control over Financial Reporting

            Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR) as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal controls over financial reporting are designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting, and includes those policies and procedures that:

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

Management has evaluated the effectiveness of our internal control over financial reporting as of May 31, 2009 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting was not effective due to the following significant deficiencies as of May 31, 2009:

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

SOKO was, until mid-2008 when it merged with and into American Business Holdings, Inc., an operating business existing in and subject to, the laws of the People’s Republic of China.  As a Chinese company, we developed minimal ICFR for the operation of our businesses.  As a result of the merger, SOKO became subject to US GAAP financial reporting standards, and the rules and regulations of the SEC with respect to the development of internal controls over financial reporting.  There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  Our management has initiated the steps outlined above under “Remediation of Significant Deficiencies.”

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following sets forth certain biographical information concerning our directors and executive officers as of May 31, 2009:

Name	Position	Age

Tong Liu	Chief Executive Officer, Chairman of the Board	41

Xia Yu	Chief Financial Officer, Director	39

Yang Chen	Director	32

Su Zhang	Director	38

Gideon E. Kory	Director	49

Tong Liu, 41, has served as our Chief Executive Officer and Chairman of the Board since the consummation of the Share Exchange on April 11, 2008.  Mr. Liu has served as Chief Executive Officer and Director of Wealthlink and Mege Union since their formation in 2007.  He was the Chief Executive Officer of Harbin Queen Beauty Demonstration Center from July 1993 until June 2007.  Mr. Liu’s experience includes management and development of professional fitness, beauty salon and lifestyle and spa businesses.  Mr. Liu graduated from Harbin Workingman Occupation University in 1991.

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

Yang Chen, 32, has served as a Director of SOKO since the consummation of the Share Exchange on April 11, 2008.  Mr. Chen is an attorney and was a partner with the law firm of Guangsheng & Partners from May 2002 through December 2007.  Mr. Chen has an L.L.B. degree from Heilongjiang University Law School and a bachelor’s degree in management from Harbin College.

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

Director Independence

    Our board has determined that each of Gideon E. Kory, Yang Chen and Su Zhang is an independent director within the meaning of applicable NASDAQ Stock Market and SEC rules. As of the date of this report, our common stock is traded on the OTC Bulletin Board. The OTC Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Committees of the Board of Directors

Audit Committee

The board of directors has an Audit Committee, which is comprised of Gideon E. Kory (Chairman), Yang Chen and Su Zhang. The board of directors has examined the composition of the Audit Committee in light of the regulations under the Exchange Act and the current listing standards and regulations of the NASDAQ Stock Market LLC applicable to audit committees. Based upon this examination, the board of directors has determined that each of the Audit Committee members is an “independent” director within the meaning SEC and NASDAQ regulations. Mr. Kory qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC. The Audit Committee’s responsibilities include:


The appointment, replacement, compensation, and oversight of work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.


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

Compensation Committee

The board of directors has a Compensation Committee, which is comprised of Yang Chen (Chairman), Gideon E. Kory and Su Zhang, each of whom is an independent director. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, if any, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors is in the process of preparing a written charter for the Compensation Committee that sets forth the foregoing and further defined the duties and responsibilities of the Compensation Committee.

Nominating and Corporate Governance Committee

The board of directors has a Nominating and Corporate Governance Committee, which is comprised Su Zhang (Chairman), Yang Chen and Gideon E. Kory. The Nominating and Corporate Governance Committee assists in the selection of director nominees, approves director nominations to be presented for shareholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by shareholders, and reviews and considers developments in corporate governance practices. The board of directors is in the process of preparing a written charter for the Nominating and Corporate Governance Committee that sets forth the foregoing and further defined the duties and responsibilities of the Nominating and Corporate Governance Committee.

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

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awards to, earned by, or paid to our current principal executive officer, our current principal financial officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000, if any (collectively, the “named executive officers”) for all services rendered in all capacities to the Company, and to Wealthlink, as our predecessor, and its subsidiaries for the fiscal years ended May 31, 2009, and 2008.

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

(2)	Prior to April 11, 2008, Mr. Liu served as Chief Executive Officer and director of Wealthlink and its subsidiaries. Mr. Liu’s annual compensation is RMB120, 000.

(3)	Prior to April 11, 2008, Ms. Yu served as the Chief Financial Officer of Wealthlink and its subsidiaries. Ms. Yu’s annual compensation is RMB55, 200.

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

(1)
The options have an exercise price of $1.47 per share.  The values of the option awards are based on the amount recognized for financial statement reporting purposes in 2009 computed in accordance with FAS 123R (disregarding any estimates of forfeitures relating to service-based vesting conditions).  See Note 14 to the consolidated financial statements in Item 15. “Exhibits, Financial Statement Schedules” on page F-18 of this annual report regarding assumptions underlying the valuation of stock option grants.

(2)
The cash compensation paid to Messrs. Chen and Zhang was calculated and paid in RMB, at the annual rate of RMB24,000.  The amounts in the foregoing table represent the US dollar equivalent based on the conversion rate of RMB1 = $0.146453 at May 29, 2009.

(3)
The options awarded to Messrs. Chen and Zhang on March 2, 2009 vest over a three year period, with 20% vesting on the grant date and 40% vesting on the first and second anniversaries of the grant date, provided that the reporting person remains associated with SOKO on the vesting dates. The option is exercisable for three years from the date of grant.

(4)	Mr. Kory’s annual cash compensation was raised effective March 2, 2009 from $24,000 to $36,000.

(5)	The option awarded to Mr. Kory on March 2, 2009 was immediately exercisable in full and is exercisable for three years from the date of grant.

    We have granted individual compensatory stock options to our non-management directors.  An aggregate of 110,000 shares of our common stock have been issued to our three non-management directors, Messrs. Chen, Kory and Zhang.  On July 8, 2008, Mr. Kory received an option to purchase 50,000 shares of our common stock, expiring on July 8, 2013, at an exercise price of $1.47 per share, which price was the volume weighted average price of our common stock for the period ended July 7, 2008.  The option vests in three equal installments, on the grant date and the first and second anniversaries of such grant date.  On March 2, 2009, each of Messrs. Chen, Kory and Zhang received an option to purchase 20,000 shares of our common stock, expiring on March 2, 2012, at an exercise price of $1.47 per share, which price was above market and consistent with the exercise price established in Mr. Kory’s initial grant.  The options granted to Messrs. Chen and Zhang on March 2, 2009 vest over a three year period, with 20% vesting on the grant date and 40% vesting on the first and second anniversaries of the grant date, provided that the reporting person remains associated with SOKO on the vesting dates.  The option granted to Mr. Kory on March 2, 2009 vested in full on the date of grant.

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

(3)
This information is derived from Amendment No. 1 to Schedule 13D filed jointly by Guerilla Capital Management, LLC., a Delaware limited liability company (“Guerrilla Capital”) and Hua-Mei 21st Century Partner, LP, a Delaware limited partnership (the “Partnership”) on August 12, 2009 and includes 1,852,000 shares of the Company’s common stock and 1,800,000 shares underlying warrants acquired by Guerrilla Capital and the Partnership in a Financing by the Company.  Guerrilla Capital may be deemed to be the beneficial owner of 3,652,000 shares and the Partnership may be deemed to be the beneficial owner of 2,800,000 shares. Guerrilla Capital serves as investment manager for the Partnership and Guerrilla Partners L.P., a Delaware limited partnership. Guerrilla Capital (i) has the sole power to vote or direct the vote of, and sole power to dispose or direct the disposition of, 800,000 shares of our common stock and (ii) shares the power to vote or direct the vote of, to dispose or direct the disposition of, 2,852,000 shares of our common stock. The Partnership (i) has the sole power to vote or direct the vote of, and sole power to dispose or direct the disposition of, no shares of our common stock and (ii) shares the power to vote or direct the vote of, to dispose or direct the disposition of, 2,800,000 shares of our common stock. Peter Siris has control over management and investment decisions for Guerilla Capital and the Partnership. Guerrilla Capital specifically disclaims beneficial ownership in the shares reported herein except to the extent of its pecuniary interest therein.

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

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees.  As required by China law, the Company contributes to the “insurance and public housing funds” program defined by the Department of Labor.  These contributions are similar to the Social Security and Medicare programs in the US. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in our control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Three of our subsidiaries rent their premises from Mr. Tong Liu, our Chairman and CEO. Mr. Liu has leased the following stores to the Company pursuant to the terms of binding written lease agreements containing terms no less favorable to the Company than we could have negotiated in an arm’s length transaction with a motivated landlord, including substantially the following terms:


Harbin Daoli Queen Demonstration Beauty Parlor: 5 years from January 1, 2008 through December 31, 2012, for $47,300 per year, prepaid for 1 year plus an option for additional 5 years at no more than $55,000 per year.


Harbin Queen Beauty Demonstration Center: 5 years from January 1, 2008 through December 31, 2012 for $20,300 per year, prepaid for 1 year plus an option for additional 5 years at no more than $24,000 per year.

	Mege Union office: 10-year lease from January 1, 2009 through December 31, 2018 for $73,212 per year.

Our Chairman, Mr. Liu, is the sole owner of each of the Queen Group entities.  The entities comprising the Queen Group are:

	Harbin Huang Emperor & Golden Gym Club Co., Ltd. (SOKO International Fitness Center);

	Harbin Daoli Queen Demonstration Beauty Parlor (Daoli Spa);

	Harbin Queen Beauty Demonstration Center (consisting of three facilities, the Daowai Spa and two branches, the Nangang Spa and the Xuanhua Spa);

	Harbin Xinyang Spa;

	Harbin SOKO Spa;

	Shenyang Queen Beauty Demonstration Co. Ltd. (Shenyang Queen Beauty Spa); and

	Harbin Queen Beauty Vocational Skill Training School.

Our affiliation with the Queen Group is managed through several exclusive agreements between the Company, each Queen Group entity and Mr. Liu.  These agreements are:

1.
a Consulting Services Agreement between Mege Union and the Queen Group entity that provides for Mege Union to exclusively provide essential services relating to technology, human resources and research and development to the Queen Group entity in exchange for a Consulting Services Fee;

2.
an Operating Agreement between Mege Union and the Queen Group entity that prohibits the Queen Group entity from taking certain material actions or entering into material agreements, including assuming debt, selling or purchasing any assets or rights, using the entity’s assets or rights as collateral, or assigning some or all of the business to a third party, without the prior written consent of Mege Union;

3.
an Option Agreement among Mege Union, the Queen Group entity and the shareholders of such entity that grants Mege Union the right to acquire all of the shareholders’ interest in the Queen Group entity when, if and to the extent permitted by the laws of the People’s Republic of China and prohibits the shareholders from otherwise disposing of their interest in the Queen Group entity except with the prior written consent of Mege Union;

4.
an Equity Pledge Agreement among Mege Union, the Queen Group entity and the shareholders of such entity that grants Mege Union a pledged interest in all of the issued and outstanding interests of the Queen Group, including the right of Mege Union to vote such shares, as security for the performance of the Queen Group entity’s obligations under the Consulting Services Agreement and further; and

5.
a Proxy Agreement between Mege Union and the shareholders of the Queen Group entity that grants the board of directors of Mege Union an irrevocable proxy for the maximum period permitted by law, to vote the shareholders shares of the Queen Group entity in such manner and for or against such proposals as the board may determine.

    Although each of the Queen Group entities has its own set of agreements with us, for each entity the terms and conditions of the agreements are identical to the forms filed as Exhibit 10.9 through 10.13 to this Annual Report on Form 10-K/A.  As a result of the understandings and agreements provided in the foregoing documents, we effectively control each of the Queen Group entities.   Except as set forth in these agreements, Mr. Liu is not entitled to any other compensation in connection with his ownership of the Queen Group entities.

Item 14.  Principal Accounting Fees and Services.

The firm of Bagell Josephs, Levine & Company, LLC (“BJL”) has been selected by the Audit Committee of our board as the independent registered certified public accounting firm to audit the books and accounts of our company and its subsidiaries for the fiscal year ending May 31, 2009. This firm has served as independent public accountants for our company since May 14, 2008.

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

INDEX TO FINANCIAL STATEMENTS

F-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SOKO Fitness & SPA Group, Inc.

We have audited the accompanying consolidated balance sheets of SOKO Fitness & SPA Group, Inc. as of May 31 2009 and 2008 and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for the years ended May 31, 2009 and 2008.  SOKO Fitness & SPA Group, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Bagell Josephs, Levine & Company, LLC

Bagell Josephs, Levine & Company, LLC
Marlton, New Jersey

August 27, 2009 (November 18, 2009 as to the effects of the restatement discussed in Note 19)

SOKO FITNESS & SPA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
FOR THE FISCAL YEARS ENDED MAY 31, 2009 AND 2008 (RESTATED)
(IN US DOLLARS)
	AS OF MAY 31,
	2009	2008
	(RESTATED)	(RESTATED)
ASSETS
Current assets:
Cash & cash equivalents	$1,907,640	$1,563,709
Restricted cash	7,233	-
Accounts receivable, net	110,541	682,694
Inventories	1,391,302	1,048,788
Advances to suppliers	993,084	1,467,861
Employee advance	54,783	249,900
Prepaid expense	146,959	340,993
Total Current Assets	4,611,542	5,353,945

Property, plant and equipment, net of accumulated depreciation	19,674,394	12,782,918

Other Assets
Security Deposit	47,853	-
Deferred Rent	589,188	-
Deposit to suppliers	1,464,530	720,461
Investment advance	399,750	1,152,738
Goodwill	2,525,778	1,505,710
Total Other Assets	5,027,099	3,378,909

Total Assets	29,313,035	21,515,772

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term loans	2,196,795	2,547,244
Accounts payable, accrued expenses and other payable	471,457	1,020,232
Unearned revenue	1,909,755	514,965
Taxes payable	360,229	339,555
Contingent Liability	200,000	-
Total Current Liabilities	5,138,236	4,421,996

Stockholders’ Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
- 0 - shares issued and outstanding at May 31,2009 and 2008	-	-
Common stock, $0.001 Par value; 500,000,000 shares authorized;
17,000,000 shares issued and outstanding
at May 31, 2009 and 2008	17,000	17,000
Additional paid-in-capital	2,346,397	2,297,776
Additional paid-in-capital - Warrants	639,253	639,253
Accumulated other comprehensive income	1,910,752	1,625,829
Retained earnings	19,215,114	12,184,614
Total Stockholders’ Equity	24,128,516	16,764,472
Noncontrolling interest	46,283	329,304
Total Equity	24,174,799	17,093,776

Total Liabilities and Stockholders’ Equity	$29,313,035	$21,515,772

The accompanying notes are an integral part of these consolidated financial statements

SOKO FITNESS & SPA GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED MAY 31, 2009 AND 2008 (RESTATED)
(IN US DOLLAR)

	FOR THE FISCAL YEARS ENDED MAY 31,
	2009	2008 (RESTATED)
Net Sales	$19,569,108	$13,963,130

Cost of Sales	(6,591,906)	(5,010,643)

Gross Profit	12,977,202	8,952,487

Selling, General and Administrative Expenses:	5,902,059	4,009,497

Operating income	7,075,143	4,942,990

Other Income and Expenses
Interest expenses	(66,121)	(49,177)
Other income	47,012	2,357
Penalty for investors~~’~~’ liquidated damages	(200,000)	-
Other expenses	(70,731)	(10,328)
Total Other Income and (Expense)	(289,840)	(57,148)

Income Before Income Taxes	6,785,303	4,885,842

Provision for Income Taxes	42,667	74,381

Net Income	6,742,636	4,811,461
Less: net income (loss) attributable to the noncontrolling interest	(287,865)	108,481

Net Income attributable to SOKO Fitness & Spa Group, Inc.	$7,030,500	$4,702,980

Other Comprehensive Income
Foreign currency translation adjustment	284,923	1,217,693

Comprehensive Income	$7,315,423	$5,920,672

Basic and Diluted Income per common share
Basic	$0.41	$0.34
Diluted	$0.41	$0.33

Weighted average common share outstanding
Basic	17,000,000	13,816,986
Diluted	17,297,931	14,118,795

The accompanying notes are an integral part of these consolidated financial statements

SOKO FITNESS & SPA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS~~’~~ EQUITY
FOR THE FISCAL YEARS ENDED MAY 31, 2009 AND 2008 (RESTATED)
( IN US DOLLARS)

	Preferred Stock		Common Stock				Warrants		Accumulated Other			Total
	par value $0.001		par value $0.001		Subscrip-	Additional	Number	Additional	Comprehe-		Non	Stockhol-
					tion	Paid-in	of	Paid in	nsive	Retained	controlling	ders~~’~~
	Shares	Amount	Shares	Amount	Receivable	Capital	Warrants	Capital	Income	Earnings	Interest	Equity

Balance at May 31,2007	-	$-	13,300,000	$13,300	$(1,000,000)	$1,140,279	-	$-	$408,136	$7,481,634	$-	$8,043,349

Purchase of subsidiary shares
from a third party											218,153	218,153

Paid in capital received					1,000,000							1,000,000

Acquisition of net asset from SOKO in the reverse merger			3,000,000	3,000		(3,000)						-

Issuance of common stock and warrants
in connection with private placement			2,510,000	2,510		1,076,737	2,160,000	639,253				1,718,500

Issuance of common stock
in connection with share exchange			765,000	765		481,185						481,950

Buyback and cancellation of common stock			(2,575,000)	(2,575)		(397,425)						(400,000)

Net Income										4,702,980	108,481	4,811,461

Other comprehensive income, net of tax									1,217,693		2,670	1,220,363
Foreign currency translation adjustment

Balance at May 31, 2008 (Restated)	-	$-	17,000,000.00	$17,000	$-	$2,297,776	2,160,000	$639,253	$1,625,829	$12,184,614	$329,304	$17,093,776

Issuance of stock options						48,621						48,621

Net Income										7,030,500	(287,865)	6,742,635

Other comprehensive income, net of tax
Foreign currency translation adjustment									284,923		4,844	289,767

Balance at May 31, 2009 (Restated)	-	$-	17,000,000.00	$17,000	$-	$2,346,397	2,160,000	$639,253	$1,910,752	$19,215,114	$46,284	$24,174,799

The accompanying notes are an integral part of these consolidated financial statements

SOKO FITNESS & SPA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED MAY 31, 2009 AND 2008 (RESTATED)
( IN US DOLLARS)

	FOR THE FISCAL YEARS ENDED MAY 31,
	2009 (RESTATED)	2008 (RESTATED)
Cash Flows From Operating Activities:
Net income	$6,742,636	$4,811,461
Adjustments to reconcile net income to net cash
provided by operating activities:

Stock based compensation	48,621	481,950
Depreciation	1,719,398	1,016,855
Liquidated damage penalty	200,000	-
Loss from disposal of fixed assets	54,809	-
Rent expense converted from leasehold improvement	163,229	-

Changes in operating assets and liabilities:
Restricted cash	(7,219)	-
Accounts receivable	605,326	(270,326)
Inventories	(302,677)	(584,845)
Advances to suppliers	503,705	(279,736)
Employee advance	198,831	(163,600)
Prepaid expense	265,225	(254,681)
Security deposit	(47,761)	-
Deferred Rent	(588,061)	-
Deposit to suppliers	(730,864)	6,816
Accounts payable	7,283	(33,815)
Unearned revenue	1,367,451	6,948
Taxes payable	15,018	203,532
Accrued expenses and other payables	(829,923)	(82,086)

Cash provided by operating activities	9,385,023	4,858,473

Cash Flows From Investing Activities:
Addition in construction in progress	(5,312,845)	(2,665,759)
Purchase of property and equipment	(3,061,979)	(3,293,245)
Proceeds received from disposal of fixed assets	1,316
Investment in subsidiary	-	(1,687,408)
Cash acquired from subsidiaries	97,594	124,447
Investment advance	(399,750)	(1,090,545)

Cash used in investing activities	(8,675,665)	(8,612,510)

Cash Flows From Financing Activities:
Proceeds from capital contribution	-	1,000,000
Net proceeds from issuance of common stock	-	1,718,500
Proceeds from short-term loan	2,196,795	2,409,815
Repayment of short-term loan	(2,588,227)	-
Payment to buy back common stock	-	(400,000)

Cash provided by (used in) financing activities	(391,432)	4,728,315

Effect of exchange rate changes on cash and cash equivalents	26,005	133,316

Increase in cash and cash equivalents	343,931	1,107,594

Cash and Cash Equivalents - Beginning of the year	1,563,709	456,115

Cash and Cash Equivalents - Ending of the year	$1,907,640	$1,563,709

Supplemental disclosures of cash flow information:

Interest paid	$66,121	$49,042
Income Taxes paid	$74,135	$9,427

Non-cash investing and financing activities:

Option issued for directors	$109,898	$-
Common stock issued for share exchange	-	$481,950

The accompanying notes are an integral part of these consolidated financial statements

SOKO FITNESS & SPA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE  FISCAL YEARS ENDED MAY 31, 2009 AND 2008 (RESTATED)

NOTE 1- DESCRIPTION OF BUSINESS AND ORGANIZATION

SOKO Fitness & Spa Group, Inc., (“SOKO” or the “Company”) was incorporated in the State of Delaware on September 9, 2004 under the original name of American Business Holdings, Inc. as a holding vehicle to own and control a textile and plastic packaging company in Central and East Africa. On September 12, 2004, the Company completed a Stock Purchase Agreement and Share Exchange in which it purchased all of the outstanding membership shares in Tissakin Ltd., a Democratic Republic of Congo corporation. Through Tissakin Ltd., the Company was a manufacturer of bags for packaging agricultural products in the Democratic Republic of Congo.

On April 11, 2008 (the “Closing Date”), the Company entered into a Share Exchange Agreement with Wealthlink Co., Ltd. (“Wealthlink”) and its shareholders (including Mr. Tong Liu, the Company’s current Chairman of the Board and Chief Executive Officer, collectively, the Wealthlink Shareholders’ pursuant to which the Company issued an aggregate of 13,300,000 shares of common stock of the Company to the Wealthlink Shareholders, in exchange for all of the outstanding shares of common stock of Wealthlink.

Concurrently with the Share Exchange, the Company provided $400,000 to Mr. Tong Liu to purchase 1,000,000 shares of Company common stock from Mr. Syed Idris Husain (“Idris Husain”), then director and the principal stockholder of the Company, and an aggregate of 1,575,000 shares of common stock from certain other original shareholders of the Company with the understanding that Mr. Tong Liu would immediately return these 2,575,000 shares to the Company for cancellation. Following the purchase of these 2,575,000 shares by Mr. Tong Liu on the Closing Date, Mr. Tong Liu immediately returned them to the Company as agreed for cancellation.

Also on the Closing Date, the Company entered into a Consulting Agreement with Idris Husain~~,~~ pursuant to which he was engaged to provide the Company with regular and customary consulting advice as requested by the Company for a period of six months from the Closing Date. Pursuant to this Consulting Agreement, the Company paid Idris Husain $300,000 in consideration of such services on the Closing Date.

Also, on the Closing Date, immediately prior to and as a condition to the completion of the Share Exchange, the Company entered into a Stock Purchase Agreement with each of Syed Irfan Husain, the Company’s then President and Chief Executive Officer, Idris Husain, and Verifica International, Ltd. (collectively, the “Buyers”).  Pursuant to this agreement, the Buyers purchased all issued and outstanding shares of Tissakin Ltd., a Democratic Republic of Congo corporation and a wholly-owned subsidiary of the Company, in consideration of 79,000,000 shares of common stock of the Company owned by the Buyers.

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

Prior to the consummation of the foregoing transactions, the Company had 82,000,000 shares of common stock outstanding.  As a result of the consummation of all of the foregoing transactions, the following changes in the outstanding shares of the Company were recorded:

●	the Company reacquired 79,000,000 shares from its original shareholders in connection with the acquisition by such shareholders of Tissakin Ltd.;

●	Mr. Liu acquired, with funds provided by the Company, 2,575,000 shares from certain original shareholders of the Company and returned such shares to the Company for cancellation; and

●	an additional 425,000 shares remained held by certain original shareholders of the Company.

From the 81,575,000 shares that were reacquired and acquired as described above:

●	the Company issued an additional 13,300,00 shares to Wealthlink Shareholders, including Mr. Liu;

●	the Company issued an aggregate of 765,000 shares to several advisors of the Company for structuring the share exchange transaction;

●	the Purchasers acquired 2,000,000 shares and warrants to purchase up to an additional 2,000,000 shares;

●	the Company issued an aggregate of 510,000 shares to Luck Eagle for structuring the Financing;

●	E-Tech Securities Inc. was issued a warrant to purchase up to 160,000 shares for structuring the Financing; and

●	the Company cancelled 65,000,000 shares.

As a result, the Company now has 17,000,000 shares of common stock outstanding, which is comprised of 16,575,000 shares issued in connection with the foregoing and 425,000 shares held by certain original shareholders of the Company.

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

Wealthlink was incorporated under the laws of the Cayman Islands on March 27, 2007. On June 19, 2007, Wealthlink invested $1,000,000 to form a wholly-owned subsidiary, Harbin Mege Union Beauty Management Ltd. (“Mege Union”), a wholly foreign-owned entity incorporated under the laws of the People’s Republic of China.

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

As a result of these contractual arrangements, which obligate Mege Union to absorb a majority of the risk of loss from Queen Group’s activities and enable Mege Union to receive a majority of its expected residual returns, Mege Union accounts for Queen Group as a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Accordingly, Mege Union consolidates Queen Group’s results, assets and liabilities.

Since Mege Union and Queen Group are under common control, the consolidation of Mege Union and Queen Group has been accounted for at historical cost and prepared on the basis as if the aforementioned exclusive agreements between Mege Union and Queen Group had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

On May 13, 2008, the Board of Directors of SOKO approved an amendment to the Company’s Bylaws to change the Company’s fiscal year from a fiscal year ending on December 31 to a fiscal year ending on May 31.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

The consolidated financial statements include the financial statements of SOKO, Wealthlink, Mege Union and its wholly-owned subsidiaries, Lea Spa and majority-owned Yoga Wave as well as Mege Union’s variable interest entity, Queen Group. The Company, its subsidiaries and the Queen Group are collectively referred to as the “Group.” All significant inter-company transactions and balances among the Company, its subsidiaries and the Queen Group are eliminated upon consolidation.

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

Acquisitions

The purchase method of accounting is used to account for the acquisition of subsidiaries by the Company. The cost of an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange, plus costs directly attributable to the acquisition. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any minority interest. The excess of the cost of acquisition over the fair value of the Company’s share of the identifiable net assets acquired is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is allocated as a pro rata reduction of the amounts of the acquired assets, except for financial assets and current assets. The residual amount, if any, is recognized directly in the consolidated statements of operations and comprehensive income.

Cash and Cash Equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts and Other Receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. There is no allowance for uncollectible amounts for the fiscal years ended May 31, 2009 and 2008.

Inventories

Inventory is mainly composed of hair care supplies and skin care supplies. Inventories are stated at the lower of cost or market, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchases and supplies for providing the beauty treatment. No allowance for inventories is considered necessary for the fiscal years ended May 31, 2009 and 2008, respectively.

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

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use. For the fiscal years ended May 31, 2009 and 2008, the Company had total accumulated costs involved with construction in progress in the amount of $1,534,827 and $3,687,591, respectively.

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

The Company’s significant judgments and estimates related to interest capitalization include the determination of the appropriate borrowing rates for the calculation, and the point at which capitalization is started and discontinued. Changes in the rates used or the timing of the capitalization period may affect the balance of property under development and the costs of sales recorded. Capitalized interest included in construction in progress amounted to $61,432 and $26,060 for the fiscal years ended May 31, 2009 and May 31, 2008, respectively.

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

Impairment of Long-lived Assets

In evaluating long-lived assets, other than goodwill for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC 360. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.   There were no impairment losses recognized for the fiscal years ended May 31, 2009 and 2008.

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. At May 31, 2009, the exchange rate was $1.00 = RMB6.8281. The weighted average translation rate of $1.00 = RMB6.8412 was applied to the Company’s annual income statement ended May 31, 2009.

Statement of Cash Flows

In accordance with ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Risks of Losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of May 31, 2009 and 2008, the Company has not experienced any uninsured losses from injury to others or other losses.

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

Below is the breakdown of advances to major suppliers:

	As of May 31,
	2009	2008

Major supplier A	$993,084	$882,295
Major supplier B	-	164,387
Major supplier C	-	110,690
Others	-	310,488
Total	$993,084	$1,467,861

NOTE 4-INVENTORIES

The inventories consist of the following:

	As of May 31,
	2009	2008

Skin Care supplies	$1,348,105	$1,018,517
Hair Care supplies	39,965	30,271
Other supplies	3,232	-

Total	$1,391,302	$1,048,788

No allowance for inventories was made for the fiscal years ended May 31, 2009 and 2008.

NOTE 5-EMPLOYEE ADVANCE

The Employee Advance was $54,783 and $249,900 as of May 31, 2009 and 2008.  The Employee Advance was made to certain employees by the Company in order for them to pay the travel expenses, office supplier expenses or any other miscellaneous expenses in future.

NOTE 6-PROPERTY AND EQUIPMENT, NET

	As of May 31,
	2009	2008
Machinery & Equipments	$3,289,848	$1,830,649
Office Equipment & Furniture	1,116,610	526,221
Automobiles	92,379	86,639
Buildings	1,772,081	1,743,516
Leasehold improvements	15,004,204	7,156,757
Sub-total	21,275,122	11,343,781
Less: Accumulated Depreciation	(3,135,554)	(2,248,454)

Construction in progress	1,534,827	3,687,591

Total	$19,674,394	$12,782,918

Depreciation expense for the fiscal years ended May 31, 2009 and May 31, 2008 was $1,719,398 and $1,016,855, respectively.

NOTE 7-DEPOSITS TO SUPPLIERS

The Deposits to Suppliers of $1,464,530 and $720,461 as of May 31, 2009 and 2008 represents deposit made to two major suppliers, with whom the Company has long standing business relationships. In order to maintain the relationships and purchase the products and equipment under the most favorable terms, the Company made the deposit.  Since the Company expects the entire amount will be repaid, no allowance has been established.

NOTE 8-INVESTMENT ADVANCE

On May 31, 2009, Mege Union entered into an acquisition agreement with Starway Asia Limited to purchase 51% interest of the Yoga Wave II, a Yoga studio located in the city of Shenyang.  The consideration paid was RMB2, 042,040 (approximately $0.3 million).  Mege Union also loaned RMB676, 260 (approximately $0.1 million) to Yaga Wave II for business operations on May 31, 2009.  Once the transaction is completed, the Company will reclassify the full amount to proper accounts.

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

The impact of foreign currency translation was due to the fluctuation of exchange rate between May 31, 2009 and May 31, 2008.

The following unaudited pro forma combined statements of income for the fiscal years ended May 31, 2009 and 2008 have been prepared as if the acquisition had occurred at the beginning of each period presented. The unaudited pro forma combined statements are based on accounting for the business acquisition under purchase accounting. The unaudited pro forma information may not be indicative of the results that actually would have occurred if the merger had been in effect from and on the dates indicated or which may be obtained in the future:

	Unaudited Pro Forma
	Combined Fiscal Year Ended
	May 31,
	2009	2008
Revenue	$20,942,170	$14,258,711
Gross Profit	13,935,729	9,168,328
Net Income	7,458,518	4,910,708
Noncontrolling Interest	(287,865)	108,481
Net Income attributable to SOKO Fitness & Spa Group, Inc	$7,746,383	$4,802,227

Net income per share
Basic	$0.46	$0.35
Diluted	$0.45	$0.34

Weighted average number of shares outstanding
Basic	17,000,000	13,816,986
Diluted	17,297,931	14,118,795

NOTE 10-TAXES

1)	Corporate Income Tax

The Company is a Delaware corporation and conducts all of its business through Mege Union and Queen Group. All business is conducted in China.

As of May 31, 2009, Queen Group consists of seven individually-owned sole proprietorships (one of which has two additional branches), which, under the Chinese Laws, are generally exempted from paying corporate level income taxes unless they are otherwise assessed by the local authority. Two of the entities under Queen Group were assessed by the local tax authority to be subject to a fixed-rate income tax. Under the fixed-rate income tax system, generally 10% of the annual gross revenues from each entity are deemed Taxable Net Income (“TNI”) for income tax purpose, without giving consideration to the costs and operating expenses. The income tax is then levied at 27% of the TNI.

Legend Spa and Lea Spa, both wholly-owned subsidies of Harbin Mege Union, are also subject to fixed-rate income tax system similar to that imposed on the Queen Group entities. While Legend Spa’s TNI is taxed at 25%, Lea Spa’s TNI is currently levied at only 20%.

Yoga Wave is subject to a 25% income tax rate on all of its net income.

The Company’s provision for income taxes for the fiscal years ended May 31, 2009 and 2008 were $42,667 and $74,381, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the fiscal years ended May 31, 2009 and 2008:

	For the Year Ended May 31,
	2009	2008
US Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	-34.0%	-34.0%
China income tax	25.0%	33.0%
Tax exemption	-24.4%	-23.5%
Total provision for income tax	0.6%	1.5%

The Company incurred a net operating loss, including amortization of share-based compensation, of $611,825 and $100,000 for U.S. income tax purposes for the fiscal years ended May 31, 2009 and 2008, respectively. The net operating loss carry forwards may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at May 31, 2009 for the temporary difference related to loss carry-forwards. The valuation allowances for the fiscal years ended May 31, 2009 and 2008 were $208,021 and $34,000, respectively.

2)	Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union.  Except the Harbin Huang Emperor & Golden Gym Club Co., Ltd. which is subject to 3% of actual revenue and Yoga Wave which is subject to 5% of actual revenue, all other business is subject to either 3% or 5% on pre-determined fixed revenue.

3)	Taxes payable at May 31, 2009 and 2008 consisted of the following:

	As of May 31,
	2009	2008
Business sales tax payable	$296,887	$244,680
Corporate income tax	11,692	68,853
Other	51,650	26,022

Total taxes payable	$360,229	$339,555

NOTE 11-SHORT TERM LOANS

Short term loans include the following:

	Balance atMay 31,
	2009	2008
a) Loan payable to Shanghai Pudong Development Bank with a one year term from February 29, 2008 to January 29, 2009 at a fixed interest rate of 0.62% per month	--	$1,729,107

b) Loan payable to Shanghai Pudong Development Bank with a one year term from November 21, 2008 to November 20, 2009 at a fixed interest rate of 0.4995% per month	$1,025,171	--

c) Loan payable to an unrelated party with a one year term from October 23, 2007 to October 28, 2008 at a fixed interest payment of RMB4, 000 per quarter. This loan was extended to December 7, 2008 at a fixed interest rate of 2% per month	--	288,184

d) Loan payable to a related party with a one year term from April 1, 2008 to March 31, 2009 free of interest	--	529,953

e) Loan payable to Shanghai Pudong Development Bank with a term from January 5, 2009 to November 20, 2009 at a fixed interest rate of 0.4995% per month	1,171,624	--
Total	$2,196,795	$2,547,244

Interest expense paid for the above short term loans totaled $66,121 and $49,042 for the fiscal years ended May 31, 2009 and 2008, respectively. The loans from Shanghai Pudong Development Bank are secured by the building owned by Queen Group.

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

NOTE 13-SEGMENT REPORTING

The Group has a single operating segment in accordance with the provisions of ASC 280, “Disclosures about Segments of an Enterprise and Related Information.” Although the Company provides and markets various products and services, the Company’s chief operating decision maker reviews and evaluates one set of combined financial information deciding how to allocate resources and in assessing performance.

For the fiscal years ended May 31, 2009 and 2008, the Company’s sales revenue from various products and services are as follows:

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

Stock compensation expense recognized for the period is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. Stock compensation expense amounted to $48,621 for the year ended May 31, 2009. All the options granted have no intrinsic value at May 31, 2009. As of May 31, 2009, the Company has 44,667 outstanding vested stock options, with an exercise price above market, are excluded from the Company’s diluted computation. The unvested stock options are expected to be expensed for an aggregate amount of $61,277 over a weighted average period of 2.29 years.

NOTE 15- STOCKHOLDERS’ EQUITY

A. Issuance of Common Stock

On April 11, 2008, in connection with the Share Exchange discussed in detail under NOTE 1, the Company issued an aggregate of 13,300,000 shares of its common stock to the Wealthlink Shareholders.  In consideration of services provided to the Company in association with the consummation of the Share Exchange, an aggregate of 765,000 shares were issued to certain advisors with an aggregate fair value of $481,950, which was recognized as expenses in the Company’s consolidated financial statement. Concurrently with the Share Exchange, the Company provided $400,000 to Mr. Tong Liu to purchase 1,000,000 shares of common stock from Idris Husain, then director of the Company, and an aggregate of 1,575,000 shares of common stock from certain other original shareholders of the Company with the understanding that Mr. Tong Liu would immediately return these 2,575,000 shares to the Company  for cancellation. Following the purchase of these 2,575,000 shares by Mr. Tong Liu on the Closing Date, Mr. Tong Liu immediately returned the 2,575,000 shares as agreed to the Company for cancellation.  Additionally, on April 11, 2008, SOKO sold in the aggregate, 2,000,000 shares of its common stock to certain accredited investors, at a purchase price of $1.00 per share. The Company received net proceeds of $1,718,500 in connection with this Financing after the reduction of $ 84,000 in legal expenses, $170,000 paid to E-Tech Securities, Inc. as a cash fee ($30,000 as a cash retainer fee and $140,000 success fee) for structuring the Financing, and $27,500 paid to the escrow agent and transfer agent in connection with the Financing. There were 17,000,000 shares of common stock issued and outstanding on May 31, 2009 and 2008. In consideration for acting as placement agent, the Company also issued to Luck Eagle Limited, an affiliate of E-Tech Securities, 510,000 shares of common stock, with a fair value of $321,300.

In consideration for structuring the Share Exchange with Wealthlink, SOKO agreed to compensate E-Tech International, Inc. with (i) a retainer of $20,000 and (ii) shares of common stock of the Company equal to two percent (2%) of total number of shares outstanding after the Share Exchange with Wealthlink and the placement of the Financing (total of 340,000 shares). having an aggregate fair value at the time of issuance (applying a per share fair value of $0.63 computed for the shares issued in the Financing to the Purchasers described below) of $214,200. Further, in consideration of services provided to the Company in association with the consummation of the Share Exchange, an aggregate of 425,000 shares, having an aggregate fair value at the time of issuance (applying a per share fair value of $0.63 computed for the shares issued in the Financing to the Purchasers described below) of $267,750 were issued to two other advisors (85,000 shares to Sichenzia Ross Friedman Ference LLP and 340,000 shares to Fortune Badge Limited) in lieu of cash compensation, totaling the number of shares issued to the advisors in connection with the Share Exchange to 765,000 shares of common stock of the Company, having an aggregate fair value at the time of issuance (applying a per share fair value of $0.63 computed for the shares issued in the Financing to the Purchasers described below) of $481,950.

In consideration for acting as placement agent for the Financing, SOKO agreed to compensate (a) E-Tech Securities Inc. with (i) a retainer of $30,000, (ii) a cash placement fee equal to seven percent (7%) of the proceeds of the Financing described below ($140,000) and (iii) warrants to purchase an amount of securities equal to eight percent (8%) of the total shares issued to the Purchasers (160,000 shares), having an aggregate fair value at the time of issuance (applying a per warrant share fair value of $0.37 computed for the warrant shares issued in the Financing to the Purchasers) of $59,200  and (b) Luck Eagle Limited shares of common stock the Company equal to three percent (3%) of total number of shares outstanding after the Share Exchange with Wealthlink and the placement of the Financing (510,000 shares), having an aggregate fair value at the time of issuance (applying a per share the fair value of $0.63 computed for the shares issued in the Financing to the Purchasers) of $321,300. The warrants issued to E-Tech Securities Inc. have an exercise price of $1.25 and are exercisable at any time through the third anniversary of the Closing Date.

B. Warrants

With the warrants attached to the stocks sold in the Financing, the investors are entitled to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $1.25 per share. All these warrants are exercisable for three years from the effective date of registration statement. Moreover, the placement agent is entitled to purchase an aggregate of 160,000 shares of common stock at an exercise price of $1.25 per share. All these warrants are exercisable for three years from the issuance date April 11, 2008. In accordance with EITF 00-19, the warrants are classified in the equity section as an offset to additional paid-in capital.

Following is a summary of the status of warrants outstanding as of May 31, 2009:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life
Outstanding as of May 31, 2008	2,160,000	$1.25	$2.92
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of May 31, 2009	2,160,000	$1.25	$1.92

By using the Black-Scholes model to calculate the fair market value of the warrants issued to the Purchasers in the Financing, SOKO computed that the effective fair market value of each of the 2,000,000 share issued to the investors at the time of issuance was $0.63 and that the effective fair market value of each warrant share issued to the investors at the time of issuance was $0.37.

NOTE 16-RELATED TRANSACTIONS

1) The Group rents the premises for certain locations from Mr. Tong Liu, the Company’s Chairman and CEO. Mr. Liu has leased Mege Union’s office, as well as two stores to the Company pursuant to the terms of binding written lease agreements containing terms no less favorable to the Company than the Company could have negotiated in an arm’s length transaction with a motivated landlord, including substantially the following terms:

i.	Harbin Daoli Queen Demonstration Beauty Parlor: 5-year lease from January 1, 2007 through December 31, 2011 for $47,300 per year;

ii.	Harbin Queen Beauty Demonstration Center: 5-year lease from January 1, 2007 through December 31, 2011 for $20,300 per year;

iii.	Mege Union office: 10-year lease from January 1, 2009 through December 31, 2018 for $73,212 per year.

NOTE 17-EARNINGS PER SHARE

EPS for the periods ended May 31, 2009 and 2008 is determined by dividing net income attributable to SOKO Fitness & Spa Group, Inc. for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted EPS in accordance with ASC 260, “Earnings Per Share.”

The following demonstrates the calculation for EPS for the fiscal years ended May 31, 2009 and 2008:

	Year ended May 31,
	2009	2008
Basic and diluted earnings per share
Net income attributable to SOKO Fitness & Spa Group, Inc.	$7,030,500	$4,702,980

Weighted average common share outstanding
Basic	17,000,000	13,816,986
Diluted	17,297,931	14,118,795
Earnings per share
Basic	$0.41	$0.34
Diluted	$0.41	$0.33

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

NOTE 18-COMMITMENTS AND CONTINGENCIES

1) Commitments

i.
The Group leases offices and fitness facilities under non-cancellable operating leases. The Group recognizes rent expense on a straight-line basis over the term of the lease in accordance to ASC 840 “Accounting for Leases.” The Group has entered into eleven tenancy agreements for the lease of the premises.

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

2) Contingencies

The Registration Rights Agreement between the Company and security purchaser provides for liquidated damages to the extent that the Company does not attain certain milestones within specified time frames. Specifically, if the Company had failed to file a registration statement within 60 calendar days after the Closing (a milestone which was met by the Company), or in the event that it fails to file a pre-effective amendment and otherwise respond in writing to comments made by the SEC in respect of such Registration Statement within 10 Trading Days after the receipt of comments by or notice from the SEC that such amendment is required in order for such Registration Statement to be declared effective, or registration statement is not declared effective within 180 calendar days after the Closing, or in the event that such Registration Statement ceases for any reason to remain continuously effective as to all Registrable Securities included in such Registration Statement, or the Holders are otherwise not permitted to utilize the prospectus therein to resell such Registrable Securities, for more than 10 consecutive calendar days or more than an aggregate of 30 calendar days during any 12-month period (which need not be consecutive calendar days), liquidated damages amounting to approximately $20,000 per month would have been payable to purchasers, and such liquidated damages are payable for each 30 calendar day period on a daily pro-rata for any portion of a month prior to cure of an event. The maximum amount of liquidation damage payable to security purchaser is $200,000. As first round comment letter dated July 8, 2008, which was responded to SEC by September 5, 2008, liquidated damages for the delay amounting to approximately $28,810 has been accrued in the first quarter of fiscal year 2009. At that time, the estimate effective date of the registration statement was November 20, 2008; we accrued registration payment approximately $26,800 for late effectiveness. In second quarter, the Company’s estimated response to second round comment  dated October 11, 2008 was around January 15, 2009, additional $56,950 liquidation damage had been accrued for late response, also the Company’s estimated effective date of the registration statement was to be February 20, 2009; the estimated penalty approximately $40,200 for additional delay had been accrued. In the third quarter, the response to second round comment was sent out on February, 17, 2009, one month later than the previous estimation and the estimated effective date will be April 30, 2009. The liquidation damage and registration payment liability reaches the maximum amount $200,000 as of May 31, 2009.

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

NOTE 19-RESTATEMENT

The Company has restated the consolidated financial statements for the fiscal year ended May 31, 2009 for the following reasons:

The retained earnings as of May 31, 2009 were restated due to a charge of $472,950 into expenses as a result of restatement for the fiscal year ended May 31, 2008.  This amount was previously recorded as an offset to the financing proceeds. Thus, the revision also affected the balance of additional paid-in capital account for the same amount.

We reconciled net income instead of net income attributable to SOKO Fitness & Spa Group, Inc to net cash flows from operating activities upon further review.

The impact of this restatement on the financial statements as originally reported as of May 31, 2009 is summarized below:

	May 31, 2009
	As Reported	As Restated
Additional paid-in-capital	$2,139,786	$2,346,397
Additional paid in-capital-warrants	372,914	639,253
Retained earnings	19,688,064	19,215,114

	For the year Ended May 31, 2009
	As Reported	As Restated
Cash Flows From Operating Activities:
Net income attributable to SOKO Fitness & Spa Group, Inc.	$7,030,500	$-
Net income	-	6,742,636
Adjustments to reconcile net income to net cash
Minority interest	287,864	-

The Company also restated the consolidated financial statements for the fiscal year ended May 31, 2008, previously amended and filed on July 30, 2009, for the following reasons:

(a)
The 1,275,000 shares issued to advisors in connection with the Share Exchange and Financing was previously treated as recapitalization.  Upon further review, the Company determined that only 765,000 shares of the 1,275,000 shares issued to advisors were issued in connection with the Share Exchange, the remaining 510,000 shares issued to advisors were issued in connection with the Financing.  Thus, the Company accounted for the value of the shares issued for the services provided by advisors in connection with the Share Exchange in the amount of $481,950 as expenses for the fiscal year ended May 31, 2008.

(b)
A 300,000 payment made to Idris Husain for consulting fees, which was a part of the $650,000 payment made out of the financing proceeds from the Company’s April 2008 Financing, was previously treated as a reduction of proceeds.  Upon further reviews of the various agreements, the Company has determined that this payment of $300,000 should be recognized as expenses over the service period of six months starting April 2008, rather than a reduction of the financing proceeds.  This change has an effect on previously reported assets, retained earnings and net income for the fiscal year ended May 31, 2008.  Thus, the Company accounted $100,000 as consulting expenses and $200,000 as prepaid expenses for the fiscal year ended May 31, 2008.

(c)
The Company reclassified $66,000 payment made to its attorney for their services associated with the Share Exchange transaction to expense.  The payment was previously offset against the financing proceeds.

The aggregate value of the above adjustments amounted to $647,950.  After deducting $50,000 deposits paid in advance for consulting fees to Idris Husain and deducting a $25,000 deposit paid in advance for other expenses related to the Financing, which had previously been recognized as expenses, the net effect of the above adjustments on the Company’s net income for the year ended May 31, 2008 amounted to $572,950.

During the course of its review, the Company also determined that a revision was required to the description of the share exchange transaction, related to the buyback of 2,575,000 shares by Mr. Liu on behalf of the Company.  This revision affected the calculation of the basic and diluted weighted average common shares outstanding, as well as earnings per share, for the fiscal year ended May 31, 2008.

The impact of this restatement on the financial statements as previously reported is summarized below:

	May 31, 2008
	As Previously Reported	As Restated
Current assets	$5,153,945	$5,353,945
Total Assets	21,315,772	21,515,772
Additional paid-in capital	1,875,439	2,297,776
Additional paid-in-capital -Warrants	288,640	639,253
Retained earnings	12,757,564	12,184,614
Total Liabilities and Stockholders’ Equity	21,315,772	21,515,772
Selling, General and Administrative expenses	3,436,547	4,009,497
Net income attributable to SOKO Fitness & Spa Group, Inc.	$5,275,930	$4,702,980
Net income per common share
Basic	$0.45	$0.34
Diluted	$0.44	$0.33
Weighted average common share outstanding
Basic	11,601,781	13,816,986
Diluted	11,903,589	14,118,795

	For the year ended May 31, 2008
	As Previously Reported	As Restated
Cash Flows From Operating Activities:
Net income attributable to SOKO Fitness & Spa Group, Inc.	$5,275,930	$--
Net Income		4,811,461
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation for consulting services	-	481,950
Minority interest	108,481	-
Changes in operating assets and liabilities:
Prepaid expense	(54,681)	(254,681)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	1,027,500	1,718,500
Payment to buy back common stock	-	(400,000)

NOTE 20-QUARTERLY DATA (UNAUDITED)

The tables below list the quarterly financial information for the year ended May 31, 2009.

	Quarters Ended
	August 31, 2008		November 30, 2008		February 28, 2009		May 31, 2009
	As reported	As restated	As reported	As restated	As reported	As restated	As reported	As restated

Balance sheets:
Total assets	$23,897,557	$23,897,557	$24,859,745	$24,859,745	$27,261,781	$27,261,781	$29,313,035	$29,313,035
Additional paid- in capital	903,332	2,297,776	903,332	2,297,776	1,894,090	2,297,776	2,139,786	2,346,397
Additional paid-in-capital - warrants	1,279,398	657,904	1,279,398	657,904	288,640	657,904	372,914	639,253
Retained earnings	14,400,905	13,627,955	16,077,310	15,304,360	17,932,785	17,159,835	19,688,064	19,215,114
Income statements:
Revenues	4,276,867	4,276,867	4,608,291	4,608,291	5,110,861	5,110,861	5,573,089	5,573,089
Gross profit	2,851,711	2,851,711	3,018,010	3,018,010	3,303,777	3,303,777	3,803,704	3,803,704
Selling, General and Administrative expenses	1,142,184	1,342,184	1,234,151	1,234,151	1,438,622	1,438,622	1,887,102	1,887,102
Net income attributable to SOKO Fitness & Spa Group, Inc	$1,643,341	$1,443,341	$1,676,405	$1,676,405	$1,855,475	$1,855,475	$2,055,279	$2,055,279
Basic net income per share	0.10	0.08	0.10	0.10	0.11	0.11	0.12	0.12
Diluted net income per share	0.10	0.08	0.10	0.10	0.11	0.11	0.12	0.12

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of February, 2010.

SOKO Fitness & Spa Group, Inc.

/s/ Tong Liu
Tong Liu
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tong Liu	Chief Executive Officer, Chairman of the Board	February 3, 2010
Tong Liu	(Principal Executive Officer)

/s/ Xia Yu	Chief Financial Officer	February 3, 2010
Xia Yu	(Principal Financial and Accounting Officer)

*	Director	February 3, 2010
Yang Chen

*	Director	February 3, 2010
Su Zhang

*	Director	February 3, 2010
Gideon Efim Kory

* /s/ Tong Liu
Tong Liu Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3(i).1
Certificate of Incorporation of American Business Holdings Inc. (incorporated by reference to Exhibit 3.1 of SOKO’s Registration Statement on Form SB-2, filed with the SEC on March 15, 2006 (Commission File No. 333-132429))

3(i).2
Certificate of Ownership and Merger merging SOKO Fitness & Spa Group, Inc. into American Business Holdings Inc. (incorporated by reference to Exhibit 3.1 of SOKO’s Current Report on Form 8-K, filed with the SEC on June 6, 2008 (Commission File No. 333-132429))

3(ii).1
Amended and Restated Bylaws of SOKO Fitness & Spa Group, Inc. (incorporated by reference to Exhibit 3(ii) of SOKO’s Annual Report on Form 10-K for the year ended May 31, 2008, filed with the SEC on August 29, 2008 (Commission File No. 333-132429))

4.1
Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of SOKO’s Annual Report on Form 10-K for the year ended May 31, 2008, filed with the SEC on August 29, 2008 (Commission File No. 333-132429))

10.1
Form of Share Exchange Agreement dated April 11, 2008 by and among American Business Holdings, Inc., Wealthlink Co., Ltd. and each of the shareholders of Wealthlink Co., Ltd. (incorporated by reference to Exhibit 10.1 of SOKO’s Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.2
Form of Securities Purchase Agreement dated April 11, 2008 among American Business Holdings, Inc., Tong Liu, and the persons listed on the signature pages thereto. (incorporated by reference to Exhibit 10.2 of SOKO’s Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.3
Form of Registration Rights Agreement dated April 11, 2008 between American Business Holdings, Inc. and the several purchasers signatory thereto. (incorporated by reference to Exhibit 10.3 of SOKO’s Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.4
Form of Lock-up Agreement dated April 11, 2008 between American Business Holdings, Inc. and the stockholder signatory thereto. (incorporated by reference to Exhibit 10.4 of SOKO’s Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.5
Form of Warrant issued by American Business Holdings, Inc. (incorporated by reference to Exhibit 10.5 of SOKO’s Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.6
Form of Escrow Agreement dated April 11, 2008 between American Business Holdings, Inc., certain officers of the company, and Crone Rozynko, LLP. (incorporated by reference to Exhibit 10.6 of SOKO’s Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.7
Consulting Agreement dated April 11, 2008 between Syed Idris Husain and American Business Holdings, Inc. (incorporated by reference to Exhibit 10.7 of SOKO’s Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.8
Stock Purchase Agreement  dated April 11, 2008 between American Business Holdings, Inc. and each of Syed Irfan Husain, Syed Idris Husain and Verifica International, Ltd. (incorporated by reference to Exhibit 10.8 of SOKO’s Current Report on Form 8-K, filed with the SEC on April 17, 2008 (Commission File No. 333-132429))

10.9
Form of Consulting Services Agreement between Mege Union and each of the Queen Group entities (incorporated by reference to Exhibit 10.9 of SOKO’s Amendment No. 1 Registration Statement on Form S-1/A (Commission File No. 333-151563), filed with the SEC on September 5, 2008)

10.10
Form of Operating Agreement between Mege Union and each of the Queen Group entities (incorporated by reference to Exhibit 10.10 of SOKO’s Amendment No. 1 Registration Statement on Form S-1/A (Commission File No. 333-151563), filed with the SEC on September 5, 2008)

10.11
Form of Option Agreement among Mege Union, each of the Queen Group entities and the shareholders of such Queen Group entity (incorporated by reference to Exhibit 10.11 of SOKO’s Amendment No. 1 Registration Statement on Form S-1/A (Commission File No. 333-151563), filed with the SEC on September 5, 2008)

10.12
Form of Equity Pledge Agreement among Mege Union, each of the Queen Group entities and the shareholders of such Queen Group entity (incorporated by reference to Exhibit 10.12 of SOKO’s Amendment No. 1 Registration Statement on Form S-1/A (Commission File No. 333-151563), filed with the SEC on September 5, 2008)

10.13
Form of Proxy Agreement between Mege Union and the shareholders of each of the Queen Group entities (incorporated by reference to Exhibit 10.13 of SOKO’s Amendment No. 1 Registration Statement on Form S-1/A (Commission File No. 333-151563), filed with the SEC on September 5, 2008)

10.14
Form of Warrant issued by American Business Holdings, Inc. to E-Tech Securities Inc. (incorporated by reference to Exhibit 10.14 of SOKO’s Amendment No. 2 Registration Statement on Form S-1/A (Commission File No. 333-151563), filed with the SEC on February 17, 2009)

10.15
Stock Option Agreement, dated July 8, 2008, between the Company and Gideon Kory (incorporated by reference to Exhibit 10.15 of SOKO’s Amendment No. 2 Registration Statement on Form S-1/A (Commission File No. 333-151563), filed with the SEC on February 17, 2009)

10.16
English Translation of Placement Agent Engagement Letter, dated February 7, 2007, between Etech Securities Inc. and Harbin Mege Union (HK) International Group (incorporated by reference to Exhibit 10.16 of SOKO’s Amendment No. 2 Registration Statement on Form S-1/A (Commission File No. 333-151563), filed with the SEC on February 17, 2009)

10.17
English Translation of Financial Consulting Agreement, dated February 7, 2007, between Etech International, Inc. and Mege Union (incorporated by reference to Exhibit 10.17 of SOKO’s Amendment No. 2 Registration Statement on Form S-1/A (Commission File No. 333-151563), filed with the SEC on February 17, 2009)

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.