Form 10-Q/A
period 2009-08-31
SOKO FITNESS & SPA GROUP, INC.
filed 2010-02-03
CIK 1355835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
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
Yes ☐  No ☐

On October 14, 2009, there were 17,000,000 outstanding shares of common stock of the registrant, par value $.001 per share.

EXPLANATORY NOTE

SOKO Fitness & Spa Group, Inc. (the “Company”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q to amend our Quarterly Report on Form 10-Q for the quarter ended August 31, 2009, which was originally filed with the Securities and Exchange Commission (the “SEC”), on October 15, 2009, in order to respond to certain comments of the staff to the SEC. Specifically, the Company is making certain adjustments to its financial statements and its narrative disclosure, including disclosure related to the Company’s internal controls and procedures.

Unless otherwise provided in this Quarterly Report on Form 10-Q/A, the terms “the Company,” “the Registrant,” “SOKO” “we,” “us,” and “our” refer to SOKO Fitness & Spa Group, Inc. together with its wholly-owned subsidiary Wealthlink Co., Ltd. (“Wealthlink”), its wholly-owned indirect subsidiary, Harbin Mege Union Beauty Management Ltd. (“Mege Union”), Mege Union’s subsidiaries, and Mege Union’s variable interest entity, Queen Group (as defined below).  For purposes of this Quarterly Report on Form 10-Q/A, the Queen Group is defined to include Harbin Huang Emperor & Golden Gym Club Co. Ltd., Harbin Queen Beauty Demonstration Center (consisting of three facilities, the Daowai Spa and two branches, the Harbin Queen Beauty Demonstration Center Nangang Branch and Harbin Queen Beauty Demonstration Center Xuanhua Branch), Harbin Daoli Queen Demonstration Beauty Parlor, Harbin Xinyang Spa, Harbin SOKO Spa, Shenyang Beauty Demonstration Center and Harbin Queen Beauty Vocational Skill Training School.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q/A contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements.  In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s opinions only as of the date thereof. In evaluating such forward looking statements, readers should carefully review the discussion of risks and uncertainties in this Quarterly Report on Form 10-Q/A and in our most recent Annual Report on Form 10-K, as amended, as well as in other filings with the SEC including, without limitation, unforeseen changes in the course of research and development activities; possible changes in cost and timing of development and testing, capital structure, and other financial items; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities.  Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The discussion of risks and uncertainties set forth in this Quarterly Report on Form 10-Q/A and in our most recent Annual Report on Form 10-K, as amended, as well as in other filings with the SEC, is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time.  We operate in the People’s Republic of China in a highly competitive, highly regulated and rapidly changing environment.  Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward looking statement.  We disclaim any obligation to revise or update any forward looking statement that may be made from time to time by us or on our behalf.

PART I – FINANCIAL INFORMATION

Item1.     Financial Statements

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)
	AUGUST 31,	MAY 31,
	2009	2009
	(UNAUDITED)	(RESTATED)
ASSETS
Current Assets:
Cash & cash equivalents	$3,564,219	$1,907,640
Restricted cash	-	7,233
Accounts receivable, net	258,658	110,541
Inventories	1,416,436	1,391,302
Advances to suppliers	1,404,028	993,084
Employee advance	129,444	54,783
Prepaid expense	112,568	146,959
Total Current Assets	6,885,353	4,611,542

Property, plant and equipment, net of accumulated depreciation	25,076,229	19,674,394

Other Assets
Security deposit	140,957	47,853
Deferred rent	773,693	589,188
Deposit to suppliers	1,464,150	1,464,530
Investment advance	-	399,750
Goodwill	2,792,278	2,525,778
Total Other Assets	5,171,078	5,027,099

Total Assets	37,132,660	29,313,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term loans	2,576,723	2,196,795
Accounts payable, accrued expenses and other payable	893,539	471,457
Unearned revenue	6,605,375	1,909,755
Taxes payable	363,674	360,229
Contingent liability	200,000	200,000
Total Current Liabilities	10,639,311	5,138,236

Stockholders’ Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
- 0 - shares issued and outstanding as of August 31 and May 31,2009	-	-
Common stock, $0.001 Par value; 500,000,000 shares authorized;
17,000,000 shares issued and outstanding
as of August 31 and May 31, 2009	17,000	17,000
Additional paid-in-capital	2,354,056	2,346,397
Additional paid-in-capital - Warrants	639,253	639,253
Accumulated other comprehensive income	1,889,470	1,910,752
Retained earnings	21,642,718	19,215,114
Total Stockholders’ Equity	26,542,498	24,128,516
Noncontrolling interest	(49,149)	46,283
Total Equity	26,493,349	24,174,799

Total Liabilities and Stockholders’ Equity	$37,132,660	$29,313,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)
(UNAUDITED)
	FOR THE THREE MONTHS ENDED
	AUGUST 31,
	2009	2008
	(RESTATED)	(RESTATED)

Net Sales	$6,430,503	$4,276,867

Cost of Sales	(2,188,938)	(1,425,156)

Gross Profit	4,241,566	2,851,711

Selling, General and Administrative Expenses:	1,898,374	1,342,184

Operating Income	2,343,191	1,509,527

Other Income and Expenses
Interest expenses	(32,525)	(50,008)
Other income	15,523	2,415
Other expenses	(471)	(69,341)
Total Other Income and (Expense)	(17,474)	(116,934)

Income Before Income Taxes	2,325,718	1,392,593

Provision for Income Taxes	23,880	25,132

Net Income	2,301,836	1,367,461
Less: net income (loss) attributable to the noncontrolling interest	(125,767)	(75,880)

Net Income Attributable to SOKO Fitness & Spa Group, Inc.	$2,427,604	$1,443,341

Other Comprehensive Income
Foreign currency translation adjustment	(21,282)	242,960

Comprehensive Income	$2,406,322	$1,686,301

Basic and Diluted Income per common share
Basic	$0.14	$0.08
Diluted	$0.13	$0.08

Weighted average common share outstanding
Basic	17,000,000	17,000,000
Diluted	18,168,443	17,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
( IN US DOLLARS)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	AUGUST 31,
	2009	2008
		(RESTATED)

Cash Flows From Operating Activities:
Net income	$2,301,838	$1,367,461
Adjustments to reconcile net income to net cash
provided by operating activities:

Stock based compensation	7,660	18,651
Depreciation and amortization	564,191	340,255
Liquidated damage penalty	-	55,610

Changes in operating assets and liabilities:
Restricted cash	7,228	-
Accounts receivable	(100,774)	225,752
Inventories	(16,752)	(71,190)
Advances to suppliers	1,469	(418,253)
Employee advance	48,436	27,741
Other receivables	96,856	38,592
Prepaid expense	50,901	101,098
Security deposit	(93,087)	(111,113)
Deferred rent	(84,250)	-
Deposit to suppliers	-	(131)
Accounts payable	(1,102)	-
Unearned revenue	4,303,014	1,129,713
Taxes payable	(5,476)	58,600
Accrued expenses and other payables	36,360	(299,881)

Cash provided by operating activities	7,116,513	2,462,905

Cash Flows From Investing Activities:
Addition in construction in progress	(5,709,094)	(1,356,563)
Purchase of property and equipment	(184,055)	(193,854)
Cash acquired from acquisition	65,265	97,325

Cash used in investing activities	(5,827,884)	(1,453,092)

Cash Flows From Financing Activities:
Proceeds from short-term loan	380,522	-
Repayment of short-term loan	-	(536,126)

Cash provided by (used in) financing activities	380,522	(536,126)

Effect of exchange rate changes on cash and cash equivalents	(12,573)	21,334

Increase in cash and cash equivalents	1,656,578	495,020

Cash and Cash Equivalents - Beginning of the period	1,907,641	1,563,709

Cash and Cash Equivalents - Ending of the period	$3,564,219	$2,058,729

Supplemental Disclosures of Cash Flow Information:

Interest paid	$-	$38,861
Income taxes paid	$2,790	$417

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

The consolidated financial statements include the financial statements of SOKO, Wealthlink, Mege Union and its wholly-owned subsidiaries, Lea Spa, majority-owned Shenyang Letian Yoga Fitness Center (“Yoga Wave”) and majority-owned Shenyang Starway Fitness Co., Ltd. (“Yoga Wave II”) as well as Mege Union’s variable interest entity (“VIE”), Queen Group. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

Subsequent Events

The Company has evaluated subsequent events that have occurred through October 15, 2009 and has determined that there were no material events since the balance sheet date of this report.

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

As of August 31, 2009 and May 31, 2009, the Company had total accumulated costs involved with construction in progress in the amount of $7,245,365 and $1,534,827, respectively.

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. The rate of exchange as of August 31, 2008 was US$1.00 = RMB6.8405, as of May 31, 2009 was US$1.00 = RMB6.82813 and as of August 31, 2009 was US$1.00 = RMB6.83038. The weighted average translation rate of US$1.00 = RMB6.8327 was applied to the Company’s three months income statement for the period ended August 31, 2009.

Statement of Cash Flows

In accordance with ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Risks of Losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period. As of August 31, 2009 and 2008, the Company has not experienced any uninsured losses from injury to others or other losses.

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

Below is the breakdown of advances to major suppliers:

	As of
	August 31, 2009	May 31, 2009

Major supplier A	$1,320,105	$993,084

Others	83,923	-
		-
Total	$1,404,028	$993,084

NOTE 4 - INVENTORIES

The inventories consist of the following:

	As of
	August 31, 2009	May 31, 2009
Skin care supplies	$1,320,530	$1,348,105
Hair care supplies	36,279	39,965
Others suppliers	59,627	3,232

Total	$1,416,436	$1,391,302

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

The impact of foreign currency translation was due to the fluctuation of exchange rate (US$1.00 = 6.8281 RMB as of May 31, 2009 and US$1.00 = 6.8304 RMB as of August 31, 2009).

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

The Company’s provision for income taxes for the three months ended August 31, 2009 and 2008 were $23,880 and $25,132, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended August 31, 2009 and 2008:

	For the Quarters Ended August 31,
	2009	2008
US statutory rates	34.0%	34.0%
Foreign income not recognized in USA	-34.0%	-34.0%
China income tax	25.0%	25.0%
Tax exemption	-24.4%	-23.4%
Total provision for income tax	0.6%	1.57%

The company incurred a net operating loss on its own, including amortization of share-based compensation of $315,655 and $218,651 for U.S. income tax purposes for the three months ended August 31, 2009 and 2008, respectively. The net operating loss carry forwards may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company’s business operations being primarily conducted in China and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance as of August 31, 2009 and 2008, respectively for the temporary difference related to the loss carry-forwards. The valuation allowances for the quarter ended August 31, 2009 and 2008 were $107,322 and $74,341, respectively.

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

3)	Taxes payable as of August 31, 2009 and May 31, 2009 consisted of the following:

	As of
	August 31, 2009	May 31, 2009
Business sales tax payable	$268,262	$296,887
Corporate income tax	32,786	11,692
Other	62,626	51,650

Total taxes payable	$363,674	$360,229

NOTE 10 - SHORT TERM LOANS

Short term loans include the following:

		Balance at
		August 31, 2009	May 31, 2009

a)	Loan payable to Shanghai Pudong Development Bank with a one year term from July 30, 2009 to July 29,2010 at a fixed interest rate of 0.398% per month	$380,651	$--

b)	Loan payable to Shanghai Pudong Development Bank with a one year term from November 21, 2008 to November 20, 2009 at a fixed interest rate of 0.4995% per month	$1,024,830	$1,025,171

c)	Loan payable to Shanghai Pudong Development Bank with a term from January 5, 2009 to November 20, 2009 at a fixed interest rate of 0.4995% per month	$1,171,242	$1,171,624
		$2,576,723	$2,196,795

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

Stock compensation expense recognized for the period is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. Stock compensation expenses amounted $7,660 and $4,663 for the three months ended August 31, 2009 and 2008 respectively. All the options granted have an intrinsic value of $129,800 as of August 31, 2009. As of August 31, 2009, the Company has 61,333 outstanding vested stock options, diluted for purpose of  the Company’s diluted earnings of shares. The unvested stock option is expected to be expensed with an amount of $61,277 in a weighted average period over 2.04 years.

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

NOTE 16 - EARNINGS PER SHARE

EPS for the three month periods ended August 31, 2009 and 2008 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted EPS in accordance with ASC No. 128, “Earnings Per Share.”

The following demonstrates the calculation for EPS for the three months ended August 31, 2009 and 2008:

	Three Months Ended August 31,
	2009	2008
Earnings per share-basic
Net income attributable to SOKO Fitness & Spa Group, Inc	$2,427,604	$1,443,341

Weighted average number of common share outstanding-basic	17,000,000	17,000,000

Earnings per share-basic	$0.14	$0.08

Earnings per share-diluted
Net income attributable to SOKO Fitness & Spa Group, Inc	$2,427,604	$1,443,341

Weighted average number of common share outstanding-basic	17,000,000	17,000,000
Effect of diluted warrants	1,141,132	-0-
Effect of diluted options	27,311	-0-
Weighted average number of common share outstanding-diluted	18,168,443	17,000,000

Earnings per share-diluted	$0.13	$0.08

The Company had outstanding warrants of 2,160,000 on each of August 31, 2009 and 2008, and outstanding options of 110,000 and 50,000 on August 31, 2009 and 2008 respectively.  As of August 31, 2009, because the market price was higher than the exercise price, both the warrants and options were dilutive and included in diluted weighted average shares calculation as of August 31, 2009.

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

NOTE 19-RESTATEMENT

We have restated the unaudited consolidated financial statements for the three months period ended August 31, 2008 for the following reasons:

The $300,000 payment made to Mr. Husain for consulting fees, which was a part of the $650,000 payment made out of the financing proceeds from the private placement, was previously treated as a reduction of proceeds. Upon further review, the Company determined that this payment of $300,000 should have been recognized as expense over the service period of six months starting in April 2008, rather than a reduction of the financing proceeds. The Company accounted $100,000 as consulting expenses for the year ended May 31, 2008 and amortized the remaining $200,000 as consulting expenses for the three months period ended August 31, 2008. Thus, the net effect of this adjustment on the Company’s net income for the three months ended August 31, 2008 was $200,000.

We reconciled net income instead of net income attributable to SOKO Fitness & Spa Group, Inc to net cash flows from operating activities upon further review.

The impact of this restatement on the financial statements as originally reported is summarized below:

	For the Three Months Ended August 31, 2008
	As Reported	As Restated
Selling, General and Administrative expenses	1,142,184	1,342,184
Net income attributable to SOKO Fitness & Spa Group, Inc	$1,643,341	$1,443,341
Net income per common share
Basic	$0.10	$0.08
Diluted	$0.10	$0.08

	For the Three Months Ended August 31, 2008
	As Reported	As Restated
Cash Flows From Operating Activities:
Net income attributable to SOKO Fitness & Spa Group, Inc	$1,643,341	$-
Net income	-	$1,367,461
Adjustments to reconcile net income to net cash
Minority interest	(75,880)	-
provided by operating activities:
Prepaid expense	(98,902)	101,098

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

Overview

We are an operator of fitness centers and beauty salons and spas in key cities in Northeastern China.  We provide programs, services, and products combined with exercise, education, and nutrition to help our members lead a healthy life and achieve their fitness goals.  Our beauty salons and spas provide services that include, but are not limited to, skincare, hair dressing, manicure, pedicure, body care, massage, and weight loss therapy. As of the date of this report, our three fitness centers have approximately 14,700 members in total and our nine beauty salons and spas are visited by approximately 19,520 clients annually.  We have one beauty school in Harbin, Heilongjiang Province, China.

For the first three months of fiscal 2010, our beauty and spa operations, which include professional services and sales of products, accounted for approximately 80% of our revenue, fitness membership fees accounted for approximately 14%  of our revenue, and tuition and other beauty school related activities accounted for the remaining 6% of our revenue. We believe that this revenue breakdown will continue in the future. We generally open our facilities to members 12 hours a day and 7 days a week. For the three months ended August 31, 2009, our fitness centers averaged 34,500 visits per month and our beauty salons and spas averaged about 21,500 visits per month.

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

We currently hold all of the issued and outstanding capital of Wealthlink Co., Ltd. (“Wealthlink”), which holds all of the issued and outstanding capital of Mege Union.  The Company and Wealthlink are holding corporations and do not conduct any operations.  As of August 31, 2009, Mege Union directly operated one facility and otherwise conducts its business through one wholly (100%) owned and two majority (51%) owned operating subsidiaries as well as through contractual arrangements with seven individually-owned sole proprietorships (one of which has two additional branches) which comprises the variable interest entity known as the Queen Group.  Each of the entities that comprise the Queen Group is owned independently by our Chairman, Mr. Liu.  Our affiliation with the Queen Group is managed through several exclusive agreements between Mege Union and each Queen Group entity.  As a result of our arrangements with these entities, we effectively control each of the Queen Group entities and, through them, we operate successful fitness centers and beauty salons and spas.  The following is a complete list of the fitness centers and beauty salons and spas operated by Mege Union as of August 31, 2009, together with their recognized facility name and their relationship with Mege Union:

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

In addition, Mege Union currently has four new facilities under construction. The Da Qing beauty salon and spa is scheduled to open in May 2010.  We have also begun construction on three as yet unnamed facilities, one fitness center, a yoga facility and a beauty salon and spa, all to be located in the Long Dian Building in Harbin.  We currently anticipate that these facilities will open by the end of June 2010.

Results of Operations for the Three Months Ended August 31, 2009 and 2008

	Three Months Ended August 31,		$	%
	2009	2008	Change	Change
Revenues
Professional Services	$3,841,293	$2,741,984	$1,099,309	40%
Sales of Product	$1,300,650	$413,196	$887,454	215%
Membership Fees	$892,523	$674,762	$217,761	32%
Tuition	$396,037	$446,925	$(50,888)	(11)%

Total Revenues	$6,430,503	$4,276,867	$2,153,636	50%

Cost of Sales	$2,188,938	$1,425,156	$763,782	54%
Gross Profit	$4,241,566	$2,851,711	$1,389,855	49%

Operating Expenses	$1,898,374	$1,342,184	$556,190	41%

Income Tax Provision	$23,880	$25,132	$(1,252)	(5)%

Net Income attributable to SOKO Fitness & Spa Group, Inc	$2,427,604	$1,443,341	$984,263	68%

Revenues:

Revenues for the three months ended August 31, 2009 increased by approximately $2.15 million or 50% to $6.43 million as compared to $4.28 million for the three months ended August 31, 2008. Our sales growth was driven by expansion of our facilities and services. Although we did not increase our prices from period to period, our sales growth was driven by increasing sales from our existing members and clients, sales of add-on services to members and clients and our continued efforts to add new members and clients in new and existing facilities.  Our member and client bases increased as follows:

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

Other Income (Expenses):

Other income (expenses), consisting primarily of interest expenses, penalty, donation and other miscellaneous expenses, decreased by $99,460 to $17,474 for the three months ended August 31, 2009 from $116,934 for the same quarter of the previous year. This decrease is mainly attributable to a one-time charge of $55,610 for the three months ended August 31, 2008 in liquidated damage penalty we are required to pay to the investors in our April 2008 financing as a result of failure to effect a registration statement by the deadline set forth in the agreement.

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

Net Income attributable to SOKO Fitness & Spa Group, Inc:

Net income attributable to SOKO Fitness & Spa Group, Inc for the three months ended August 31, 2009 increased by approximately $0.99 million to $2.43 million as compared to $1.44 million for the same period of the previous year, representing a 68% increase period to period. This increase was mainly attributable to our 50% increase in revenues, coupled with our ongoing efforts to cut costs.

Our fitness membership and beauty salon and spa client base turns over at rate of approximately 2.5% and 1%,for the three months ended August 31, 2009.  We believe that this turnover rate is reasonable and acceptable within our target market. We continue to refine and implement our marketing strategies, enhance our facilities to provide a state-of-the-art experience for our fitness members and beauty and spa clients, and increase the knowledge and skill level of our staff in an effort to minimize turnover.  We believe that our revenue will continue to increase primarily as a result of our continued expansion of products and services, emphasis on enrolling new members and attracting new clients and improving member/client retention, and our strong focus on promoting the SOKO® and Queen’s Beauty® brands in the Northeast region of China.  As we develop a higher margin offerings (such as spa services), our profits and margins should continue to grow going forward.

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

Operations

Cash provided by operating activities totaled $7.12 million for the three months ended August 31, 2009 as compared to $2.46 million used in the same period of the previous year. The increase in our cash provided by operations was primarily due to the increase in our net income, together with a $4.3 million increase in unearned revenue, which is associated with advances from members and clients.

Investments

We invested $5.89 million in fixed assets and construction in progress for the three months ended August 31, 2009, as part of our development plan which includes the leasehold improvement of our existing facilities and construction of new venues.  This compares to $1.45 million in the same period of the prior year.

Financing

As of August 31, 2009, our outstanding short-term loans were:

		Balance at
		August 31, 2009	May 31, 2009

a)	Loan payable to Shanghai Pudong Development Bank with a one year term from July 30, 2009 to July 29,2010 at a fixed interest rate of 0.398% per month	$380,651	$--

b)	Loan payable to Shanghai Pudong Development Bank with a one year term from November 21, 2008 to November 20, 2009 at a fixed interest rate of 0.4995% per month	$1,024,830	$1,025,171

c)	Loan payable to Shanghai Pudong Development Bank with a term from January 5, 2009 to November 20, 2009 at a fixed interest rate of 0.4995% per month	$1,171,242	$1,171,624
		$2,576,723	$2,196,795

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. The rate of exchange as of August 31, 2008 was $1.00 = RMB6.8405, at   May 31, 2009 was $1.00 = RMB6.82813 and as of August 31, 2009 was $1.00 = RMB6.83058. The weighted average translation rate of $1.00 = RMB6.8327 was applied to the Company’s three months income statement for the period ended August 31, 2009.

Statement of Cash Flows

In accordance with ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon Chinese RMB.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Risks of Losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of August 31, 2009 and 2008, the Company has not experienced any uninsured losses from injury to others or other losses.

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

The Company incurred a net operating loss on its own, including amortization of stock-based compensation, of $315,655 and $218,651 for U.S. income tax purposes for the three months ended August 31, 2009 and 2008, respectively. The net operating loss carry forwards may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company’s business operations being primarily conducted in China and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance as of August 31, 2009 and 2008, respectively, for the temporary difference related to the loss carry-forwards. The valuation allowances for the quarter ended August 31, 2009 and 2008 were $107,322 and $74,341, respectively.

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

As of August 31, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting.  This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principals (“GAAP”) standards, especially related to complicated accounting issues.  This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.

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

33

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