Form 10-K/A
period 2009-05-31
SOKO FITNESS & SPA GROUP, INC.
filed 2010-02-24
CIK 1355835

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 2)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to        .

Commission File No. 333-132429

SOKO FITNESS & SPA GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	80-0122921
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No.194,Guogeli Street, Harbin, Heilongjiang Province, China 150001	011-86-451-87702255
(Address of Principal Executive Offices, including zip code)	(Registrant’s Telephone Number, Including Area Code)

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

Documents Incorporated by Reference
None

EXPLANATORY NOTE

SOKO Fitness & Spa Group, Inc (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended May 31, 2009 solely to provide corrected Exhibits 32.1 and 32.2 in response to comments of the staff to the Securities and Exchange Commission (the “SEC”). Except as noted above, this amendment does not update the information that was presented in the Company’s Annual Report on Form 10-K, which was originally filed with the SEC on August 31, 2009 and amended on February 3, 2010.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February, 2010.

SOKO Fitness & Spa Group, Inc.

/s/ Tong Liu
Tong Liu
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tong Liu	Chief Executive Officer, Chairman of the Board	February 24, 2010
Tong Liu	(Principal Executive Officer)

/s/ Xia Yu	Chief Financial Officer	February 24, 2010
Xia Yu	(Principal Financial and Accounting Officer)

*	Director	February 24, 2010
Yang Chen

*	Director	February 24, 2010
Su Zhang

*	Director	February 24, 2010
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

____________________
* Filed herewith