Form 10-Q
period 2010-02-28
SOKO FITNESS & SPA GROUP, INC.
filed 2010-04-19
CIK 1355835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No  ☐

As of April 19, 2010, there were 17,000,000 outstanding shares of common stock of the registrant, par value $.001 per share.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements.  In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s opinions only as of the date thereof. In evaluating such forward looking statements, readers should carefully review the discussion of risks and uncertainties in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the Securities and Exchange Commission  (“SEC”) including, without limitation:

●	our financial position, business strategy and other plans and objectives for future operations;

●	the ability of our management team to execute its plans to meet its goals;

●	our ability to attract and retain management;

●	our growth strategies;

●	anticipated trends in our business;

●	our ability to consummate or integrate acquisitions;

●	our liquidity and ability to finance our operations and acquisition and development activities;

●	the timing, cost and procedure for proposed acquisitions;

●	the impact of government regulation in China and elsewhere;

●	estimates regarding future net revenues or profits;

●	planned capital expenditures (including the amount and nature thereof);

●	estimates, plans and projections relating to construction of facilities and the acquisition of facilities or businesses;

●	the possibility that our acquisitions may involve unexpected costs;

●	the impact of competition;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we are doing business, that may be less favorable than expected; and

●	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

The discussion of risks and uncertainties set forth in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the SEC, is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time.  We operate in the People’s Republic of China (“China” or “PRC”) in a highly competitive and rapidly changing environment.  Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward looking statement.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

PART I – FINANCIAL INFORMATION

Item1.     Financial Statements

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	FEBRUARY 28,	MAY 31,
	2010	2009
	(UNAUDITED)
ASSETS
Current Assets:
Cash & cash equivalents	$4,833,492	$1,907,640
Restricted cash	-	7,233
Accounts receivable, net	1,435,842	110,541
Inventories	1,504,818	1,391,302
Advances to suppliers	3,311,294	993,084
Employee advance	237,799	54,783
Prepaid expense	76,607	146,959
Total Current Assets	11,399,852	4,611,542

Property, plant and equipment, net of accumulated depreciation	24,572,626	19,674,394

Other Assets
Security deposit	100,497	47,853
Deferred rent	925,979	589,188
Deposit to suppliers	1,620,127	1,464,530
Investment advance	22,414	399,750
Goodwill	4,179,522	2,525,778
Intangible assets, net	1,853,019	-
Total Other Assets	8,701,557	5,027,099

Total Assets	44,674,035	29,313,035

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	2,197,477	2,196,795
Accounts payable, accrued expenses and other payable	1,590,460	471,457
Unearned revenue	8,069,449	1,909,755
Taxes payable	150,018	360,229
Contingent liability	200,000	200,000
Total Current Liabilities	12,207,403	5,138,236

Stockholders' Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
- 0 - shares issued and outstanding at February 28,2010 and May 31,2009	-	-
Common stock, $0.001 Par value; 500,000,000 shares authorized;
17,000,000 shares issued and outstanding
at February 28, 2010 and May 31, 2009	17,000	17,000
Additional paid-in-capital	2,369,376	2,346,397
Additional paid-in-capital - Warrants	639,253	639,253
Accumulated other comprehensive income	1,918,520	1,910,752
Retained earnings	27,525,408	19,215,114
	32,469,557	24,128,516
Noncontrolling interest	(2,925)	46,283
	32,466,633	24,174,799

Total Liabilities and Stockholders' Equity	$44,674,035	$29,313,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)
(UNAUDITED)

	FOR THE NINE MONTHS ENDED		FOR THE THREE MONTHS ENDED
	FEBRUARY 28,		FEBRUARY 28,
	2010	2009	2010	2009
		(RESTATED)		(RESTATED)

Net Sales	$21,931,285	$13,996,019	$8,087,602	$5,110,861

Cost of Sales	(6,745,707)	(4,822,521)	(2,293,963)	(1,807,084)

Gross Profit	15,185,579	9,173,498	5,793,639	3,303,777

Selling, General and Administrative Expenses:	7,007,425	4,039,238	3,107,666	1,438,622

Operating Income	8,178,153	5,134,260	2,685,973	1,865,155

Other Income and Expenses
Interest expense	(34,992)	(92,896)	(3,428)	(10,545)
Other income	67,509	2,863	34,211	257
Other expenses	5,951	(213,013)	9,885	(47,292)
Total Other Income and (Expense)	38,467	(303,046)	40,667	(57,580)

Income Before Income Taxes	8,216,620	4,831,214	2,726,641	1,807,575

Provision for Income Taxes	62,241	79,974	14,337	28,537

Net Income	8,154,378	4,751,240	2,712,303	1,779,038
Less: net income (loss) attributable to the noncontrolling interest	(155,916)	(223,980)	6,234	(76,436)

Net Income Attributable to SOKO Fitness & Spa Group, Inc.	$8,310,294	$4,975,220	$2,706,068	$1,855,474

Other Comprehensive Income - Foreign currency translation adjustment
Attributable to SOKO Fitness & Spa Group, Inc.	7,767	218,039	3,073	(42,376)
Attributable to non-controlling interest	(91)	5,678	(28)	(407)

Comprehensive Income (Loss)
Attributable to SOKO Fitness & Spa Group, Inc.	$8,318,062	$5,193,259	$2,709,141	$1,813,098
Attributable to non-controlling interest	$(156,007)	$(218,302)	$6,206	$(76,843)

Basic and Diluted Income per common share
Basic	$0.49	$0.29	$0.16	$0.11
Diluted	$0.45	$0.29	$0.15	$0.11

Weighted average common share outstanding
Basic	17,000,000	17,000,000	17,000,000	17,000,000
Diluted	18,467,236	17,000,000	18,168,443	17,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)
(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	FEBRUARY 28,
	2010	2009
		(RESTATED)
Cash Flows From Operating Activities:

Net income	$8,154,378	$4,751,240
Adjustments to reconcile net income to net cash
provided by operating activities:

Stock based compensation	22,979	18,651
Depreciation	1,767,079	1,148,373
Amortization	197,860
Liquidated damage penalty	-	200,000

Changes in operating assets and liabilities:
Restricted cash	7,232	-
Accounts receivable	(729,532)	665,971
Inventories	(86,004)	(299,538)
Advances to suppliers	(1,903,830)	(636,961)
Employee advance	(59,759)	147,812
Other receivables	(394,199)	-
Prepaid expense	90,856	(15,024)
Security deposit	(52,603)	(47,293)
Deferred rent	(236,003)	(366,905)
Deposit to suppliers	(155,063)	(103)
Accounts payable	18,535	-
Unearned revenue	3,443,182	1,170,709
Taxes payable	(219,259)	195,623
Accrued expenses and other payables	385,281	(759,833)

Cash provided by operating activities	10,251,128	6,172,722

Cash Flows From Investing Activities:
Investment payment	(1,486,647)	-
Purchase of property and equipment	(6,048,978)	(6,657,839)
Cash acquired from acquisition	208,116	97,987

Cash used in investing activities	(7,327,509)	(6,559,852)

Cash Flows From Financing Activities:
Proceeds from short-term loan	3,660,609	2,193,056
Repayment of short-term loan	(3,660,609)	(2,586,066)

Cash provided by (used in) financing activities	-	(393,010)

Effect of exchange rate changes on cash and cash equivalents	2,232	22,033

Increase (Decrease) In Cash and Cash Equivalents	2,925,852	(758,107)

Cash and Cash Equivalents - Beginning of the period	1,907,640	1,563,709

Cash and Cash Equivalents - Ending of the period	$4,833,492	$805,602

Supplemental Disclosures of Cash Flow Information:

Interest paid	$31,564	$98,342
Income taxes paid	$22,753	$3,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009 （RESTATED）
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of SOKO Fitness & Spa Group, Inc. (the “Company” or “SOKO”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of May 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended May 31, 2009 (restated). These interim financial statements should be read in conjunction with that report.  Unless otherwise indicated, all amounts herein are expressed in US Dollars.

Unless otherwise provided in this Quarterly Report on Form 10-Q, the terms “the Company,” “the Registrant,” “SOKO” “we,” “us,” and “our” refer to SOKO Fitness & Spa Group, Inc., together with its wholly-owned subsidiary Wealthlink Co., Ltd. (“Wealthlink”), its wholly-owned, indirect subsidiary, Harbin Mege Union Beauty Management Ltd. (“Mege Union”), Mege Union’s subsidiaries, and Mege Union’s variable interest entity, Queen Group.  For purposes of this Quarterly Report on Form 10-Q, the Queen Group is defined to include, as of February 28, 2010, each of the follow entities:  Harbin Huang Emperor & Golden Gym Club Co. Ltd., Harbin Queen Beauty Demonstration Center, Harbin Daoli Queen Demonstration Beauty Parlor, Harbin Xinyang Spa, Harbin Nangang Mengke Lady Beauty Parlor, Harbin Queen Medical Clinic, Shenyang Queen Beauty Demonstration CO., Ltd and Harbin Queen Beauty Vocational Skill Training School.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of SOKO, Wealthlink, Mege Union and its wholly-owned subsidiaries, Harbin Tai Ai Beauty Co., Ltd. (“Lea Spa”) and Harbin Legend Beauty Co., Ltd. (“Legend Spa”), and its majority-owned Shenyang Letian Yoga Fitness Center (“Yoga Wave”), majority-owned Beijing Natural Beauty Services Limited and majority-owned Shenyang Starway Fitness Co., Ltd. (“Yoga Wave II”), as well as Mege Union’s variable interest entity (“VIE”), Queen Group. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

Subsequent Events

The Company has evaluated subsequent events that have occurred through the issuance date of this financial statement. The Company is not aware of any significant events which occurred subsequent to the balance sheet date that would have a material impact on its financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts and Other Receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. There was no allowance for uncollectible amounts for the nine months ended February 28, 2010 and 2009.

Inventories

Inventory is mainly composed of hair care supplies, skin care supplies, nutritional supplements, sports clothes and beverages. Inventories are stated at the lower of cost or market, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchases and supplies for providing the beauty treatment. No allowance for inventories was considered necessary for the nine months ended February 28, 2010 and 2009, respectively.

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

As of February 28, 2010 and May 31, 2009, the Company had total accumulated costs involved with construction in progress in the amount of $2,080,705 and $1,534,827 respectively.

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

Income Taxes

The Company accounts for income tax under the provisions of ASC 740 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There were no deferred tax amounts as of February 28, 2010 and May 31, 2009.

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. The rate of exchange on February 28, 2010 was US$1.00 = RMB6.8260, and on May 31, 2009 was US$1.00 = RMB6.82813. The weighted average translation rate of US$1.00 = RMB6.8295 was applied to the Company’s nine months income statement for the period ended February 28, 2010.

Statement of Cash Flows

In accordance with ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Risks of Losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of February 28, 2010 and 2009, the Company had not experienced any uninsured losses from injury to others or other losses.

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

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations because the Company doesn’t have any multiple deliverable revenue arrangements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

NOTE 3 - ADVANCES TO SUPPLIERS

The Company makes advances to certain vendors for inventory and fixed assets purchases totaling $3,311,294 and $993,084 as of February 28, 2010 and May 31, 2009 respectively.

Below is the breakdown of advances to major suppliers:

	As of
	February 28, 2010	May 31, 2009

Major supplier A	$1,401,557	993,084
Major supplier B	1,235,893
Others	673,844

Total	$3,311,294	994,084

NOTE 4 - INVENTORIES

The inventories consist of the following:

	As of
	February 28, 2010	May 31, 2009
Skin care supplies	$1,320,711	1,348,105
Hair care supplies	57,256	39,965
Other supplies	126,851	3,232

Total	$1,504,818	1,391,302

No allowance for inventories was made for the nine months ended February 28, 2010 and 2009.

NOTE 5 - INVESTMENT ADVANCE

On December 3, 2009, the Company’s subsidiary Mege Union entered into a joint venture agreement (the “Agreement”) with Beijing Minghua Four Season International Hotel Management Co., Ltd to set up a new Spa center, Lea Spa Xishan Club.  Under the terms of the Agreement, the Company has paid the initial capital contribution of RMB153,000 on February 28, 2010  (equivalent to US$22,414) for 51% of the equity interest in the joint venture. Mega Union is also responsible for the interior renovation and purchase of all necessary equipments.  At the time that the joint venture receives the requisite licenses and commences full operation, the Company will reclassify the full amount to proper accounts.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

	As of
	February 28, 2010	May 31, 2009
Machinery & equipments	$4,020,321	3,289,848
Office equipment & furniture	1,361,556	1,116,610
Automobiles	98,105	92,379
Buildings	1,772,634	1,772,081
Leasehold improvements	20,469,378	15,004,204
sub-total	27,721,994	21,275,122
Less: Accumulated depreciation and amortization	(5,230,073)	(3,135,554))

Construction in progress	2,080,705	1,534,827

Total	$24,572,626	19,674,394

Depreciation and amortization expense for the nine months ended February 28, 2010 and 2009 was $1,767,069 and $1,148,373 respectively.

NOTE 7 - DEPOSITS TO SUPPLIERS

The Deposits to Suppliers of $1,620,127 and $1,464,530 as of February 28, 2010 and May 31, 2009, respectively, represent deposits made to two major suppliers, with whom the Company has long standing business relationships. The Company made the deposits in order to maintain the relationships and purchase the products and equipment under the most favorable terms.  Since the Company expects the entire amount will be repaid, no allowance has been established.

NOTE 8 - GOODWILL

On May 31, 2009, Mege Union (the “Purchaser”) entered into an acquisition agreement with Starway Asia Limited (“the Seller”) to acquire 51% of the Seller’s interest in Yoga Wave II, another Yoga studio located in the city of Shenyang. The consideration paid was RMB 2,042,040 (approximately $0.3 million). Goodwill of $267,750 was recorded to reflect the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the acquired interest in Yoga Wave II.  Mege Union also loaned RMB 676,260 (approximately $0.1 million) to Yoga Wave II on May 31, 2009 for business operation. This loan is eliminated in the consolidated financial statements. The acquisition of a majority interest in Yoga Wave II allowed the Company to further expand its business into upscale yoga studios, offering synergistic opportunities for growth and expansion in accordance with its business model.  As a result, the Company deemed that the inclusion of goodwill in the premium paid for the interest was valuable consideration. The results of operations of Yoga Wave II were included in the consolidated results of operations commencing June 1, 2009.

On December 1, 2009, Mege Union entered into an equity transfer agreement with Beijing Natural Beauty Fitness Services Limited (“BNBS”) and acquired 51% of the equity interest in BNBS and its branch First Branch of Beijing Natural Beauty Services Limited. The consideration paid was RMB 10 million (approximately U.S. $1.50 million). Goodwill of approximately $ 0.4 million was recorded to reflect the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the acquired interest in BNBS The acquisition of a majority interest in BNBS allows the Company to further expand its business into upscale yoga studios in suburban Beijing, offering synergistic opportunities for growth and expansion in accordance with its business model.  As a result, the Company deemed that the inclusion of goodwill in the premium paid for the interest was valuable consideration. The Company controls BNBS by controlling majority of the board of BNBS and is responsible for assigning key personnel.  The results of operations of BNBS were included in the consolidated results of operations commencing December 1, 2009.

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

The following represents the allocation of the acquisition costs to the net assets of BNBS acquired based on their respective fair values:

Total purchase price paid by cash	$1,464,744

Assets
Cash and cash equivalents	$142,869
Other receivable	59,492
Inventories	18,193
Prepaid expenses	3,934
Property, plant and equipment, net	530,379
Intangible assets, net	2,050,642
Total assets	$2,805,509

Liabilities
Accounts payable	$5,264
Other payables and accrued expenses	322,553
Advances from customers	2,321,779
Total liabilities	$2,649,596

51% of the net assets acquired	$79,516

Goodwill	$1,385,229

The following unaudited pro forma combined statements of income for the periods ended February 28, 2010 and 2009 have been prepared as if the acquisition had occurred at the beginning of each period presented. The unaudited pro forma combined statements are based on accounting for the business acquisition under purchase accounting. The unaudited pro forma information may not be indicative of the results that actually would have occurred if the merger had been in effect from and on the dates indicated or which may be obtained in the future:

		Unaudited Pro Forma
	Combined nine months Ended February 28,		Combined three months Ended February 28,
	2010	2009	2010	2009
Revenue	$23,647,047	$14,873,794	$8,087,602	$5,385,766
Gross Profit	16,592,553	9,709,344	5,793,639	3,471,290
Net Income	8,554,953	4,435,912	2,712,303	1,640,271
Noncontrolling Interest	40,366	(378,491)	6,234	(144,432)
Net Income attributable to SOKO Fitness & Spa Group, Inc.	$8,514,588	$4,814,402	$2,706,068	$1,784,703

Net income per share
Basic	$0.50	$0.28	$0.16	$0.10
Diluted	$0.46	$0.28	$0.15	$0.10

Weighted average number of shares outstanding
Basic	17,000,000	17,000,000	17,000,000	17,000,000
Diluted	18,467,236	17,000,000	18,168,443	17,000,000

The following table reconciles the change in goodwill from May 31, 2009 to February 28, 2010 with the additions of goodwill recognized from acquisition of the above mentioned Yoga Wave II and BNBS:

		Addition
	As of May 31, 2009	Yoga Wave II + Beijing Natural Beauty	As of February 28, 2010
Current assets	$667,836	896,704	1,564,540
Fixed assets	1,604,577	708,015	2,312,592
Intangible assets		2,050,642	2,050,642
Total liabilities assumed	(1,658,155)	(3,437,689)	(5,095,844)
Net assets acquired	614,258	217,672	831,930
Noncontrolling interest	(214,636)	(106,799)	(321,435)
Total consideration paid	2,900,731	1,763,852	4,664,583
Goodwill recognized from acquisition	$2,501,109	1,652,979	4,154,088
Impact of foreign currency translation	24,669		25,434
Total Goodwill	$2,525,778		4,179,522

The impact of foreign currency translation was due to the fluctuation of exchange rate (US$1.00 = 6.8281 RMB as of May 31, 2009 and US$1.00 = 6.8260 RMB as of February 28, 2010)

NOTE 9 –INTANGIBLE ASSETS

Intangible assets primarily consist of RMB 14 million (approximately equal to $2 million) customers lists and marketing resources acquired from BNBS which are amortized over the estimated life of three years starting December 1, 2009. Amortization expense was $197,860 for the nine month ended February 28, 2010.

Based upon current assumptions, the Company expects that its intangible assets will be amortized according to the following schedule:

As of February 28, 2010
2011	$751,273
2012	629,570
2013	472,176

Total	$1,853,019

NOTE 10 – TAXES

1)	Corporate Income Tax

Wealthlink is a tax exempted company incorporated in Cayman Islands since it conducts all of its business through Mege Union’s subsidiaries, and Mege Union’s variable interest entity, Queen Group.

SOKO is a Delaware corporation and conducts all of its business through Mege Union’s subsidiaries, and Mege Union’s variable interest entity, Queen Group. All business is conducted in China.

As of February 28, 2010, Queen Group consists of eight individually-owned sole proprietorships which, under the PRC Laws, are generally exempted from paying any corporate level income taxes unless they are otherwise assessed by the local authority. These entities under Queen Group are generally subject to a fixed-rate income tax assessed by the local tax authority. Under the fixed-rate income tax system which is applicable to individually-owned sole proprietorships, generally 10% of the annual gross revenues from each entity are deemed Taxable Net Income (“TNI”) for income tax purpose, without giving consideration to the costs and operating expenses. The income tax is then levied at 25% of the TNI.

Legend Spa and Lea Spa, both wholly-owned subsidies of Mege Union, are also subject to a similar fixed-rate income tax system as the entities under Queen Group. While Legend Spa’s TNI is taxed at 25%, Lea Spa’s TNI is currently levied at only 20%.

All the net income of Yoga Wave, Yoga Wave II and the majority-owned BNBS are all subject to a 25% income tax rate.

Our provisions for income taxes for the nine months ended February 28, 2010 and 2009 were $62,241 and $79,974, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended February 28, 2010 and 2009:

	For the Nine months Ended February 28
	2010	2009
US statutory rates	34%	34%
Foreign income not recognized in USA	(34)%	(34)%
China income tax	25%	25%
Tax exemption	(24.3%)	(23.5)%
Total provision for income tax	0.7%	1.5%

The parent company was incorporated in Delaware. It incurred a net operating loss on its own, including amortization of stock-based compensation of $801,797 and $489,040 for U.S. income tax purposes for the nine months ended February 28, 2010 and 2009, respectively. The net operating loss carry forwards may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company’s business operations being primarily conducted in China and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance as of February 28, 2010 and 2009, respectively for the temporary difference related to the loss carry-forwards. The valuation allowances for the nine months ended February 28, 2010 and 2009 were $272,611 and $166,274, respectively.

The Company intends to invest undistributed earnings in foreign subsidiaries indefinitely and these undistributed earnings are essentially permanent in duration.

2)	Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union and its subsidiaries.  Except the Harbin Huang Emperor & Golden Gym Club Co., Ltd. which is subject to 3% of its actual revenue and Yoga Wave, Yoga Wave II and the majority-owned BNBS, which are subject to 5% of their actual revenue, all business is subject to either 3% or 5% of the pre-determined fixed revenue.

3)	Taxes payable as of February 28, 2010 and May 31, 2009 consisted of the following:

	As of
	February 28, 2010	May 31, 2009
Business sales tax payable	$89,528	296,887
Corporate income tax	51,180	11,692
Other	9,310	51,650

Total taxes payable	$150,018	360,229

NOTE 11 - SHORT TERM LOAN

The short term loans include the following:

		Balance at
		February 28, 2010	May 31, 2009

(a)	Loan payable to Shanghai Pudong Development Bank with a one year term from July 30, 2009 to July 29, 2010 at a fixed interest rate of 0.398% per month	$381,080

(b)	Loan payable to Shanghai Pudong Development Bank with a one year term from November 21, 2008 to November 20, 2009 at a fixed interest rate of 0.4995% per month		$1,025,171

(c)	Loan payable to Shanghai Pudong Development Bank with a term from January 5, 2009 to November 20, 2009 at a fixed interest rate of 0.4995% per month		$1,171,624

(d)	Loan payable to Shanghai Pudong Development Bank with a one year term from November 24, 2009 to November 23, 2010 at a fixed interest rate of 0.3983% per month	1,084,109

(e)	Loan payable to Shanghai Pudong Development Bank with a term from Septermber 4, 2009 to July 29, 2010 at a fixed interest rate of 0.3982% per month	732,288
		$2,197,477	2,196,795

Capitalized interest included in construction in progress amounted to $92,291 and $98,342 for the nine months ended February 28, 2010 and 2009, respectively.

Both short-term loans (a) in the amount of $381,080 and (e) in the amount of $732,288 are guaranteed by SOKO International Fitness Center, Mr. Liu Tong and his siblings and an unaffiliated third party, Zhaodong Dazhuangyuan Rouye Limited, which is owned by an acquaintance of Mr. Liu. The other loans were secured by the building owned by Queen Group.

NOTE 12 - DEFERRED REVENUE

Deferred revenue represents cash received from members, but not yet earned. Cash additions include all cash received for membership fees and advance payments for services. Revenue recognized includes all revenue earned during the periods from membership services and other services.

A reconciliation of deferred revenue as of February 28, 2010 and May 31, 2009 is as follows:

	As of
	May 31,			Revenue	February 28, 2010
	2009	Cash	Assumed from
	Balance	Additions	Acquisition	Recognized	Balance
Membership fees & advance payment collected	$1,909,755	22,327,792	2,713,674	(18,884,632)	8,066,589

Receipts collected & earned without deferral during period		3,046,653		(3,046,653)	-
	1,909,755	25,374,445	2,713,674	(21,931,285)	8,066,589

Impact of foreign currency translation					2,860
				Total	$8,069,449

NOTE 13 - SEGMENT REPORTING

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

For the nine months ended February 28, 2010 and 2009, the Company’s sales revenue from various products and services were as follows:

	Nine months ended
	February 28,
	2010	2009
Professional services	$13,858,681	8,442,104
Sales of products	3,257,479	2,149,254
Membership fees	3,686,116	2,131,415
Tuitions	1,129,009	1,273,246

Total	$21,931,285	13,996,019

NOTE 14 - STOCK OPTIONS

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

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of May 31, 2009	110,000	1.47	-0-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of February 28, 2010	110,000	1.47	272,800

Stock compensation expense recognized for the period is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. Stock compensation expenses recognized were $22,979 and $18,651 for the nine months ended February 28, 2010 and 2009, respectively. All the options granted have an intrinsic value of $272,800 at February 28, 2010. As of February 28, 2010, the Company had $62,476 outstanding vested stock options, diluted for purpose of the Company’s diluted earnings per shares. The unvested stock option is expected to be expensed with an amount of $38,298   in a weighted average period over 1.54 years.

NOTE 15 - STOCKHOLDERS’ EQUITY

No stock was issued during the nine months ended February 28, 2010. There were 17,000,000 shares of common stock issued and outstanding on February 28, 2010 and May 31, 2009.

Following is a summary of the status of warrants outstanding as of February 28, 2010:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life
Outstanding as of May 31, 2009	2,160,000	1.25	1.92
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of February 28, 2010	2,160,000	1.25	1.17

Noncontrolling interest represents the minority stockholders’ proportionate share of 49% of the equity of Yoga Wave, Yoga Wave II and BNBS.

The Company’s controlling interest requires that Yoga Wave, Yoga Wave II and BNBS’s operations be included in the Company’s Consolidated Financial Statements.

A reconciliation of Noncontrolling interest as of February 28, 2010 is as follows:

Balance as of May 31, 2009	$46,283
Noncontrolling interest at new acquired Yoga Wave II	30,401
Noncontrolling interest at new acquired BNBS	76,397
Proportionate share of Net income from Yoga Wave	71,323
Proportionate share of Net Loss from Yoga Wave II	(77,656)
Proportionate share of Net Loss from BNBS	50,417
Proportionate share of other comprehensive loss	(91)

Balance as of February 28, 2010	$(2,925)

The change of $22,979 in Additional Paid-in capital account was a result of amortization of stock-based compensation expense that became vested during the period.

NOTE 16 - RELATED TRANSACTIONS

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

2)      Loan Guarantee

Two short-term loans in the amount of $381,080 and in the amount of $732,288 are guaranteed by SOKO International Fitness Center, Mr. Liu Tong and his siblings and an unaffiliated third party, Zhaodong Dazhuangyuan Rouye Limited, which is owned by an acquaintance of Mr. Liu. The other loans were secured by the building owned by Queen Group.

NOTE 17-EARNINGS PER SHARE (“EPS”)

EPS for the six month periods ended February 28, 2010 and 2009 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted EPS in accordance with ASC No. 128, “Earnings Per Share.”

The following demonstrates the calculation for EPS for the nine months ended February 28, 2010 and 2009:

	Nine months Ended February 28,
	2010	2009 (Restated)
Earnings per share-basic
Net income attributable to SOKO Fitness & Spa Group, Inc.	$8,310,294	4,975,220

Weighted average number of common share outstanding-basic	17,000,000	17,000,000

Earnings per share-basic	$0.49	0.29

Earnings per share-diluted
Net income attributable to SOKO Fitness & Spa Group, Inc.	$8,310,294	4,975,220

Weighted average number of common share outstanding-basic	17,000,000	17,000,000
Effect of diluted warrants	1,430,270
Effect of diluted options	36,966
Weighted average number of common share outstanding-diluted	18,467,236

Earnings per share-diluted	$0.45	0.29

The Company had outstanding warrants of  2,160,000 on February 28, 2010 and 2009, and outstanding options of 110,000 and 50,000 on February 28, 2010 and 2009, respectively.  As of February 28, 2010, because the market price was higher than the exercise price, both the warrants and options were dilutive and included in diluted weighted average share calculation on February 28, 2010.

NOTE 18-COMMITMENTS AND CONTINGENCIES

1)    Commitments

i.
The Company leases offices and fitness facilities under non-cancellable operating leases. The Company recognizes rent expense on a straight-line basis over the term of the lease in accordance to ASC 840 “Accounting for Leases.” The Company has entered into eleven tenancy agreements for the lease of the premises.

The Company’s commitments for minimum rental payments under these lease agreements are as follows:

As of February 28, 2010
2011	1,601,283
2012	1,713,211
2013	1,686,193
2014	1,622,790
2015	1,590,927
2016	1,627,854
2017	1,684,077
2018	1,632,999
2019	1,366,025
2020	796,911
Total	15,322,270

Rent expenses for the nine months ended February 28, 2010 and 2009 were $810,608 and $501,882, respectively.

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

2)   Contingencies

The Registration Rights Agreement between the Company and security purchaser in association with the private placement which was closed on April 11, 2008 (the “Closing Date”) provides for liquidated damages to the extent that the Company does not attain certain milestones within specified time frames. Specifically, if the Company had failed to file a registration statement within 60 calendar days after the Closing Datre (a milestone which was met by the Company), or in the event that it fails to file a pre-effective amendment and otherwise respond in writing to comments made by the Commission in respect of such Registration Statement within 10 Trading Days after the receipt of comments by or notice from the Commission that such amendment is required in order for such Registration Statement to be declared effective, or registration statement is not declared effective within 180 calendar days after the Closing  Date, or in the event that such Registration Statement ceases for any reason to remain continuously effective as to all Registrable Securities included in such Registration Statement, or the holders are otherwise not permitted to utilize the Prospectus therein to resell such Registrable Securities, for more than 10 consecutive calendar days or more than an aggregate of 30 calendar days during any 12-month period (which need not be consecutive calendar days), liquidated damages amounting to approximately $20,000 per month would have been payable to purchasers, and such liquidated damages are payable for each 30 calendar day period on a daily pro-rata for any portion of a month prior to cure of an event. The maximum amount of liquidation damage payable to security purchaser is $200,000. As first round comment letter dated July 8, 2008, which was responded to SEC by September 5, 2008, liquidated damages for the delay amounting to approximately $28,810 has been accrued in the first quarter of fiscal year 2009. At that time, the estimate effective date of the registration statement was November 20, 2008; we accrued registration payment approximately $26,800 for late effectiveness. In second quarter, our estimated response to second round comment  dated October 11, 2008 was around January 15, 2009, additional $56,950 liquidation damage had been accrued for late response, also our estimated effective date of the registration statement was to be February 20, 2009; the estimated penalty approximately $40,200 for additional delay had been accrued. In the third quarter, the response to second round comment was sent out on February, 17, 2009, one month later than the previous estimation and the estimated effective date will be April 30, 2009. The liquidation damage and registration payment liability reached the maximum amount $200,000 as of February 28, 2010. Any capitalized term used but not defined herein shall have the meaning specified in the Registration Rights Agreement which was filed with the SEC as Exhibit 10.3 of the Company’s Current Report on Form 8-K on April 17, 2008.

3)   Guarantee

Mege Union agrees to, whenever necessary, act as the guarantor for Queen Group, its variable interest entities, in all contracts, agreements or transactions in connection with Queen Group’s operation between Queen Group and any third party, to provide full guarantee for the performance of such contracts, agreements or transactions by Queen Group. In return, Queen Group agrees to pledge all of its assets, including accounts receivable, to Mege Union. As of February 28, 2010, Mege Union has not provided any guarantee to any third party on behalf of Queen Group. Therefore, the Company is currently not exposed to any guarantor’s obligations under this guarantee arrangement.

NOTE 19-RESTATEMENT

The Company has restated the consolidated financial statements for the nine months period ended February 28, 2009 for the following reasons:

The retained earnings as of February 28, 2009 were restated due to a charge of $572,950 into expenses as a result of restatement for the fiscal year ended May 31, 2008.

The $300,000 payment made to Mr. Syed Idris Husain for consulting fees, which was a part of the $650,000 payment made out of the financing proceeds from the private placement, was previously treated as a reduction of proceeds. Upon further review, the Company determined that this payment of $300,000 should be recognized as expenses over the service period of six months starting April 2008, rather than a reduction of the financing proceeds. The Company accounted $100,000 as consulting expenses and $200,000 as prepaid expenses for the fiscal year ended May 31, 2008. The Company accounted the remaining $200,000 as consulting expenses during the nine months period ended February 28, 2009.

The net effect of the above adjustments on the Company’s net income for the nine months ended February 28, 2009 was $772,950.  Since the amount was previously recorded as an offset to the financing proceeds. Thus, the revision also affected the balance of additional paid-in capital account for the same amount.

We reconciled net income instead of net income attributable to SOKO Fitness & Spa Group, Inc. to net cash flows from operating activities upon further review.

The impact of this restatement on the financial statements as originally reported as of February 28, 2009 is summarized below:

	February 28, 2009
	As Reported	As Restated
Additional paid-in capital	1,894,090	2,297,776
Additional paid-in-capital -Warrants	288,640	657,904
Retained earnings	17,932,784	17,159,834

	Nine Months Ended February 28, 2009
	As Reported	As Restated
Selling, General and Administrative expenses	3,839,238	4,039,238
Net income attributable to SOKO Fitness & Spa Group, Inc.	$5,175,220	$4,975,220
Net income per common share
Basic	$0.30	$0.29
Diluted	$0.30	$0.29

	For the Nine Months Ended February 28, 2009
	As Reported	As Restated
Cash Flows From Operating Activities:
Net income attributable to SOKO Fitness & Spa Group, Inc.	$5,175,220	$-
Net income	-	4,751,240
Adjustments to reconcile net income to net cash
Minority interest	(223,980)	-
provided by operating activities:
Prepaid expense	(215,024)	(15,024)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations relates to the period ended February 28, 2010 and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.  Unless otherwise indicated, all amounts herein are expressed in US Dollars.

Overview

We are an operator of distinctive fitness centers, beauty salons and spas in key cities in Northeastern China as well as in suburban Beijing.  We also operate one beauty school in Harbin, China.  We provide programs, services, and products combined with exercise, education, and nutrition to help our members lead a healthy life and achieve their fitness goals.  Our beauty salons and spas provide services that include, but are not limited to, skincare, hair dressing, manicure, pedicure, body care, massage, and weight loss therapy.

On December 1, 2009, Mege Union entered into an equity transfer agreement with Beijing Natural Beauty Fitness Services Ltd. for the acquisition of 51% of the equity interest in two fitness clubs in Beijing for RMB 10 million (approximately U.S. $1.50 million).  The fitness clubs, with a combined current membership base of approximately 2,000, are located in Beijing’s Huilongguan district, a high-density commercial and middle class residential district with a population of approximately 300,000.  Each club occupies over 3,000 square meters (33,000 square feet) and contains state-of-the-art exercise facilities, high-end equipment and other amenities consistent with the Company’s existing fitness center properties in Harbin and Shenyang. We recently announced that our newest facility, Yoga Wave Harbin, a Yoga Wave center located in the Long Dian Building in Harbin, opened on February 28, 2010.

Currently, our six fully operational fitness centers have more than 15,000 members in total and our ten fully operational beauty salons and spas are visited by more than 20,000 clients annually. We have also completed construction and are engaging in pre-opening activities with a fitness center named Daoli Fitness and a beauty salon and spa named Legend Spa Central Club which are also located in the Long Dian Building in Harbin and also another beauty salon and spa named Lea Spa Xishan Club in Beijing. In addition, we operate one beauty school in Harbin, Heilongjiang Province, China, which offers a beauty degree, in association with Heilongjiang University of Chinese Medicine.

For the nine months ended February 28, 2010, our beauty and spa operations, which include professional services and sales of products, accounted for about 78.04% of our revenue, fitness membership fees accounted for about   16.81% of our revenue, and tuition and other beauty school related activities accounted for the remaining  5.15% of our revenue. We believe that this revenue breakdown will continue in the future. We generally open our facilities to members 12 hours a day and 7 days a week.

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

We currently hold all of the issued and outstanding capital of Wealthlink, which holds all of the issued and outstanding capital of Mege Union.  SOKO and Wealthlink are holding corporations and do not conduct any operations.  Mege Union currently conducts its business through: (i) two wholly (100%) owned operating subsidiaries (one of which has one additional branch named Legend Spa Central Club that is currently engaged in pre-opening activities ); (ii) four majority (51%) owned operating subsidiaries (one of which has one additional branch); and (iii) an association with eight individually-owned sole proprietorships (one of which has two additional branches, including the new Daoli Fitness facility that is currently engaged in pre-opening activities, and one of which has two additional branches) comprising the variable interest entity known as the “Queen Group.”  Each of the entities that comprise the Queen Group is owned independently by our Chairman, Mr. Liu.  Our affiliation with the Queen Group is managed through several exclusive agreements between Mege Union and each Queen Group entity.  As a result of our arrangements with these entities, we effectively control each of the Queen Group entities and, through them, we operate successful fitness centers and beauty salons and spas.

Results of Operations for the Three Months Ended February 28, 2010 and 2009

	Three Months Ended February 28,
	2010	2009 RESTATED	$ Change	% Change
Revenues
Professional Services	$4,673,238	2,615,235	2,058,013	78.69%
Sales of Product	$1,357,873	1,440,576	(82,703)	(5.74%)
Membership Fees	$1,706,512	542,360	1,164,152	214.65%
Tuition	$349,979	512,690	(162,711)	(31.74%)

Total Revenues	$8,087,602	5,110,861	2,976,741	58.24%

Cost of Sales	$(2,293,963)	(1,807,084)	(486,879)	26.94%
Gross Profit	$5,793,639	3,303,777	2,489,862	75.36%

Operating Expenses	$3,107,666	1,438,622	1,669,044	116.02%

Income Tax Provision	$14,337	28,537	(14,200)	(49.76%)

Net Income attributable to SOKO Fitness & Spa Group, Inc.	$2,706,068	1,855,474	850,594	45.84%

Revenues:

Revenues for the three months ended February 28, 2010 increased by approximately $ 2.98 million or 58.24% to $8.09 million as compared to $ 5.11 million for the three months ended February 28, 2009. Our sales growth was driven by expansion of our facilities and services. Although we did not increase our prices from period to period, our sales growth was driven by increasing sales from our existing members and clients, sales of add-on services to members and clients and our continued efforts to add new members and clients in new and existing facilities.

Cost of Sales:

Cost of sales was approximately $2.29 million for the three months ended February 28, 2010 as compared to $1.81 million for the same period ended February 28, 2009.  Cost of sales as a percentage of revenue decreased from 35.42% to 28.31% as compared to the prior comparative period because of the increase in revenue generated from the more recently implemented medical beauty treatments, which have relatively higher gross margins and utilize less beauty products compared with other services.

Gross Profit:

We achieved gross profits of $5.79 million for the three months ended February 28, 2010, compared to $3.30 million for the same period of the previous year, representing a 75.36% period to period increase. The increase was mainly attributable to our expansion of facilities, the increasing number of clients and members in our existing facilities and the new services we provide. Our overall gross profit margin as a percentage of revenue grew by 6.99% from 71.63% for the three months ended February 28, 2010 compared to 64.64% of the same period of the previous year. The increase was mainly attributable to certain sales and services that we provided with new medical beauty equipment. The medical beauty service allows us to obtain a relatively higher gross margin with less corresponding cost of beauty products.

Operating Expenses:

Our operating expenses, consisting of selling, general and administrative expenses, increased by approximately $ 1.67 million, to $3.11 million, for the three months ended February 28, 2010 from $ 1.44 million for the same period of the previous year. This  116.02% increase is mainly attributable to the increase in a one-time expenses of  approximately $ 0.6 million related BNBS acquisition and amortization of leasehold improvement, increased rental expenses for new and existing facilities and other expenses relating to our growth in sales.   The increase in operating expenses other than those listed above was approximately in proportion to our increase in sales.

Other Income (Expenses):

Other Income (expenses), consisting primarily of income from selling sport clothes and beverage and renting lockers, interest expenses, penalty, donation and other miscellaneous expenses,  the other income for the three months ended February 28, 2010 was $40,667, compared to the other expenses $57,580 for the same period of the previous year. This difference is mainly attributable to the increase in income generated from sales of sports clothes and beverage, locker rental and a one-time charge of $ 33,654 for the three months ended February 28, 2009 in liquidated damage penalty we were required to pay to the investors in our April 2008 financing for failure to effect a registration statement by the deadline set forth in the agreement.

Income Tax Provision:

Our provisions for income taxes for the three months ended February 28, 2010 and 2009 were $14,337 and $28,537 respectively, a decrease of $ 14,200 or  49.76 % from period to period.  The decrease in the income tax provision was largely due to the implementation of our new tax planning strategy of separating our beauty and spa facilities from our fitness centers starting in May 2009.

Net Income attributable to SOKO Fitness & Spa Group, Inc.:

Net income attributable to SOKO Fitness & Spa Group, Inc. for the three months ended February 28, 2010 increased by approximately $ 0.85 million to $ 2.71 million as compared to $ 1.86 million for the same period of the previous year, representing a  45.84 %  increase period to period. This increase was mainly attributable to our  58.24% increase in revenues, coupled with our ongoing efforts to cut costs.

Foreign Currency Translation Adjustment attributable to SOKO Fitness & Spa Group, Inc.:

The foreign currency translation adjustment attributable to SOKO Fitness & Spa Group, Inc. increased by $ 45,449 from $ 42,376 loss for the three months ended February 28, 2009 to $3,073 income for the three months ended February 28, 2010. The foreign currency translation adjustment reflects the changes in the exchange rate of the Renminbi against the U.S. dollar.

Results of Operations for the Nine months Ended February 28, 2010 and 2009

	Nine months Ended February 28,
	2010	2009 RESTATED	$ Change	% Change
Revenues
Professional Services	$13,858,681	8,442,104	5,416,577	64.16%
Sales of Product	$3,257,479	2,149,254	1,108,225	51.56%
Membership Fees	$3,686,116	2,131,415	1,554,701	72.94%
Tuition	$1,129,009	1,273,246	(144,237)	(11.33%)

Total Revenues	$21,931,285	13,996,019	7,935,266	56.70%

Cost of Sales	$(6,745,707)	(4,822,521)	(1,923,186)	39.88%
Gross Profit	$15,185,579	9,173,498	6,012,081	65.54%

Operating Expenses	$7,007,425	4,039,238	2,968,187	73.48%

Income Tax Provision	$62,241	79,974	(17,733)	(22.17%)

Net Income attributable to SOKO Fitness & Spa Group, Inc.	$8,310,294	4,975,220	3,335,074	67.03%

Revenues:

Revenues for the nine months ended February 28, 2010 increased by approximately $7.93 million or 56.70% to $21.93 million as compared to $14 million for the nine months ended February 28, 2009. Our sales growth was driven by expansion of our facilities and services. Although we did not increase our prices from period to period, our sales growth was driven by increasing sales from our existing members and clients, sales of add-on services to members and clients and our continued efforts to add new members and clients in new and existing facilities.  Our member and client bases increased as follows:

	As of
	February 28, 2010	May 31, 2009

Fitness Memberships	16,158	13,000
New Memberships	4,681	4,890
Old Memberships that were renewed	11,477	8,110
Memberships that were not renewed	1,523	1,890

Beauty Salon and Spa Clients	20,536	19,500
New Clients	2,192	11,068
Recurring Clients that purchased additional treatments	18,344	8,432
Clients that did not purchase additional treatments	1,156	1,568

Compared to the same period of 2009, beauty and spa revenues increased by 64.16%, driven by the increasing number of clients, more frequent client visits, greater revenues per visit due to the recently implemented medical beauty treatments and the opening of new facilities. Fitness and yoga revenues increased by 72.94%, driven by our marketing efforts to add more memberships, the acquisition of Yoga Wave II and Beijing Natural Beauty Fitness Services Limited and the increased revenues from our add-on services to our members, including revenue from sales of beverages, nutritional supplements and sports clothes.  Other revenues, which consist of beauty school tuition and related student surcharges, decreased by $144,237, or 11.3%, due to less short-term courses we offered.

Cost of Sales:

Cost of sales was approximately $6.75 million for the nine months ended February 28, 2010 as compared to $4.82 million for the same period ended February 28, 2009.  Cost of sales as a percentage of revenue decreased from 34.43% to 30.78% as compared relatively to the prior comparative period because of the increase in revenue generated from the more recently implemented medical beauty treatments, which have relatively higher gross margins and utilize less beauty products compared with other services.

Gross Profit:

We achieved gross profits of $15.19 million for the nine months ended February 28, 2010, compared to $9.17 million for the same period of the previous year, representing a 65.54% period to period increase. The increase was mainly attributable to our expansion of facilities, the increasing number of clients and members in our existing facilities and the new services we provide.  Our overall gross profit margin as a percentage of revenue grew by 3.70% from 69.2% for the nine months ended February 28, 2010 compared to 65.5% of the same period of the previous fiscal year.

Operating Expenses:

Our operating expenses, consisting of selling, general and administrative expenses, increased by approximately $2.96 million, to $7.01 million, for the nine months ended February 28, 2010 from $4.04 million for the same period of the previous fiscal year. This 73.48% increase was mainly attributable to the increase in amortization of leasehold improvement, increased rental expenses for new and existing facilities and other expenses relating to our growth in sales.  The increase in operating expenses other than those listed above was approximately in proportion to our increase in sales.

Other Income (Expenses):

Other income (expenses), consisting primarily of income from selling sport clothes and beverage and renting lockers,  interest expenses, penalty, donation and other miscellaneous expenses, increased by $341,513 to $38,467 for the nine months ended February 28, 2010 from  negative $303,046 for the same period of the previous year. This increase was mainly attributable to the increase in income generated from sales of sports clothes and beverage and locker rental and a one-time charge of $152,760 for the nine months ended February, 2009 as liquidated damage penalty that we are required to pay to the investors in our April 2008 financing as a result of the failure to effect a registration statement by the deadline set forth in the agreement.

Income Tax Provision:

Our provisions for income taxes for the nine months ended February 28, 2010 and 2009 were $62,241 and $79,974 respectively, a decrease of $17,733 or 22.17% from period to period.  The decrease in the income tax provision was largely due to the implementation of our tax planning strategy of separating our beauty and spa facilities from our fitness centers starting in May 2009.

Net Income attributable to SOKO Fitness & Spa Group, Inc.:

Net income attributable to SOKO Fitness & Spa Group, Inc. for the nine months ended February 28, 2010 increased by approximately $3.35 million to $ 8.31 million as compared to $4.98 million for the same period of the previous year, representing a 67.03% increase period to period. This increase was mainly attributable to our 56.70% increase in revenues, coupled with our ongoing efforts to cut costs.

Foreign Currency Translation Adjustment attributable to SOKO Fitness & Spa Group, Inc.:

The foreign currency translation adjustment attributable to SOKO Fitness & Spa Group, Inc. decreased by $ 210,272 million from $ 218,039 for the nine months ended February 28, 2009 to $7,767 income for the nine months ended February 28, 2010. The foreign currency translation adjustment reflects the changes in the exchange rate of the Renminbi against the U.S. dollar.

Our fitness membership and beauty salon and spa client base turns over at a rate of about 9.42% and 5.63% for the nine months ended February 28, 2010.  We believe that this turnover rate was reasonable and acceptable within our target market. We continue to strengthen our marketing strategies, enhance our facilities to provide a state-of-the-art experience for our fitness members and beauty and spa clients, and increase the knowledge and skill level of our staff in an effort to minimize turnover.  We believe that our revenue will continue to increase primarily as a result of our continued construction or acquisition of new facilities, expansion of products and services, emphasis on enrolling new members and attracting new clients and improving member/client retention, and our strong focus on promoting the SOKO® and Queen’s Beauty® brands in the Northeast region of China as well as Beijing.  As we develop relatively higher margin offerings (such as medical beauty services), our profits and margins should continue to grow going forward.

We have begun to implement growth and expansion that, we anticipate, will result in seven to nine new facilities openings (either through construction or acquisition) during calendar year 2010.  As we undergo these changes in our business, we believe we will incur a significant increase in our operating expenses, mainly due to construction costs, increased rent expenses, salaries and benefit costs and sales commissions.  We expect to fund our operations and these new openings by current operating cash flow and cash flow from organic growth.  We may also seek additional financing in the form of debt, equity or convertible security offerings to fund our growth.

Liquidity and Capital Resources

The following table summarizes the cash flows for the nine months ended February 28, 2010 and 2009.

	Nine months Ended February 28,
	2010	2009 RESTATED
Cash provided by (used in):
Operating Activities	$10,251,128	6,172,722
Investing Activities	$(7,327,509)	(6,559,852)
Financing Activities	$-0-	(393,010)

We have historically funded our operation primarily through bank loans and incoming cash from operations. Over the next twelve months, we intend to pursue organic and acquisitive growth in the future and increase our market share in China. We are also evaluating acquisition and consolidation opportunities in China’s fragmented fitness and beauty salon and spa industry. We believe that we have sufficient funds to operate our existing business for the next twelve months. However, in addition to funds available from our operating and short term bank loans, we may need external sources of capital for our expansion. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Net Cash Provided by Operating Activities

Cash provided by operating activities totaled $10.25 million for the nine months ended February 28, 2010 as compared to $6.17 million provided by the same period of the previous year. The increase in our cash provided by operations was primarily due to the increase of $3.4 million in our net income, together with a $2.27 million increase in unearned revenue, which represented increased advances from members and clients as a result of increased number of members and clients, offsetting a $1.27 million increase of advance to suppliers which represented advance to a new major vendor for purchasing five branded products at bulk rates.

Net Cash Used in Investments Activities

We invested $6.05 million in fixed assets and construction in progress for the nine months ended February 28, 2010, as part of our development plan which includes the leasehold improvement of our existing facilities purchase of equipment and construction of new facilities.  This compares to $6.66 million in the same period of the prior year.

During the nine months ended February 28, 2010, we also made a $1.5  million investment for the acquisition of 51 % of the equity interest in Beijing Natural Beauty Fitness Services Ltd., and a $22,414 (equivalent to  RMB153,000) investment advance for  51% of the equity  interest in Lea Spa Xishan Club, another  spa club in Beijing.

Net Cash Provided By Financing Activities Financing

As of February 28, 2010, our outstanding short-term loans were:

		Balance at
		February 28, 2010	May 31, 2009

(a)	Loan payable to Shanghai Pudong Development Bank with a one year term from July 30, 2009 to July 29, 2010 at a fixed interest rate of 0.398% per month	$381,080

(b)	Loan payable to Shanghai Pudong Development Bank with a one year term from November 21, 2008 to November 20, 2009 at a fixed interest rate of 0.4995% per month		$1,025,171

(c)	Loan payable to Shanghai Pudong Development Bank with a term from January 5, 2009 to November 20, 2009 at a fixed interest rate of 0.4995% per month		$1,171,624

(d)	Loan payable to Shanghai Pudong Development Bank with a one year term from November 24, 2009 to November 23, 2010 at a fixed interest rate of 0.3983% per month	1,084,109

(e)	Loan payable to Shanghai Pudong Development Bank with a term from Septermber 4, 2009 to July 29, 2010 at a fixed interest rate of 0.3982% per month	732,288
		$2,197,477	2,196,795

Capitalized interest included in construction in progress amounted to $92,291 and $98,342 for the nine months ended February 28, 2010 and 2009, respectively.

Both short-term loans (a) in the amount of $381,080 and (e) in the amount of $732,288 are guaranteed by SOKO International Fitness Center, Mr. Liu Tong and his siblings and an unaffiliated third party, Zhaodong Dazhuangyuan Rouye Limited, which is owned by an acquaintance of Mr. Liu. The other loans were secured by the building owned by Queen Group.

The Company is current with all of its obligations under the terms of the outstanding short-term loan facilities and not in breach of any covenant thereof.  Because of our repayment performance on loan facilities and our good relationship with Shanghai Pudong Development Bank, we believe that the bank will be willing to provide new and/or additional short-term facilities in the future.

Capital Expenditures

We have committed to upgrade and retrofit our existing facilities in several locations to maximize our appeal to existing and new clients in those locations as well as constructing new facilities or acquisition of new facilities, thus increasing our potential profit in the future. In general, upgrading and retrofitting our facilities consists of cosmetic renovation, purchasing state-of-the-art equipment, if appropriate, and reconfiguring space to add attractive amenities that are designed to appeal to a more sophisticated member and client base.

We also entered into new lease agreements for the new facilities in the Long Dian Building in Harbin.   After the acquisition of 51% of equity interest of Beijing Natural Beauty Fitness Services Ltd, we took over the existing leases for the two fitness centers at RMB185, 000 per month (approximately $27,098).

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

The consolidated financial statements include the financial statements of SOKO, Wealthlink, Mege Union and its wholly-owned subsidiaries, Harbin Tai Ai Beauty Co., Ltd. (“Lea Spa”), Harbin Legend Beauty Co., Ltd. (“Legend Spa”),   majority-owned Shenyang Letian Yoga Fitness Center (“Yoga Wave”), majority-owned Beijing Natural Beauty Services Limited and majority-owned Shenyang Starway Fitness Co., Ltd. (“Yoga Wave II”), as well as Mege Union’s variable interest entity (“VIE”), Queen Group. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

Subsequent Events

The Company has evaluated subsequent events that have occurred through the issuance date of this financial statement. The Company is not aware of any significant events which occurred subsequent to the balance sheet date that would have a material impact on its financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts and Other Receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. There was no allowance for uncollectible amounts for the nine months ended February 28, 2010 and 2009.

Inventories

Inventory is mainly composed of hair care supplies and skin care supplies. Inventories are stated at the lower of cost or market, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchases and supplies for providing the beauty treatment. No allowance for inventories was considered necessary for the nine months ended February 28, 2010 and 2009, respectively.

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

As of February 28, 2010 and May 31, 2009, the Company had total accumulated costs involved with construction in progress in the amount of $2,080,705 and $1,534,827 respectively.

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

The Company’s significant judgments and estimates related to interest capitalization include the determination of the appropriate borrowing rates for the calculation, and the point at which capitalization is started and discontinued. Changes in the rates used or the timing of the capitalization period may affect the balance of property under development and the costs of sales recorded. Capitalized interest included in construction in progress amounted to $92,291 and $46,074 for the nine months ended February 28, 2010 and 2009, respectively.

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

Income Taxes

The Company accounts for income tax under the provisions of ASC 740 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There were no deferred tax amounts as of February 28, 2010 and May 31, 2009.

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. The rate of exchange on February 28, 2010 was US$1.00 = RMB6.8260, and on May 31, 2009 was US$1.00 = RMB6.82813. The weighted average translation rate of US$1.00 = RMB6.8295 was applied to the Company’s nine months income statement for the period ended February 28, 2010.

Statement of Cash Flows

In accordance with ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Risks of Losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of February 28, 2010 and 2009, the Company had not experienced any uninsured losses from injury to others or other losses.

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

As of February 28, 2010, Queen Group consists of seven individually-owned sole proprietorships, which, under the PRC Laws, are generally exempted from paying corporate level income taxes unless they are otherwise assessed by the local authority. These entities under Queen Group are generally subject to a fixed-rate income tax assessed by the local tax authority. Under the fixed-rate income tax system which is applicable to the individually-owned sole proprietorships, generally 10% of the annual gross revenues from each entity are deemed Taxable Net Income (“TNI”) for income tax purpose, without giving consideration to the costs and operating expenses. The income tax is then levied at 25% of the TNI.

Legend Spa and Lea Spa, both wholly-owned subsidies of Mege Union, are also subject to a similar fixed-rate income tax system as the entities under Queen Group. While Legend Spa’s TNI is taxed at 25%, Lea Spa’s TNI is currently levied at only 20%.

All the net income of Yoga Wave, Yoga Wave II and the majority-owned BNBS  are all subject to a 25% income tax rate.

Our provisions for income taxes for the nine months ended February 28, 2010 and 2009 were $62,241 and $79,974, respectively.

2)	Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union.  Except for SOKO International Fitness Center, which is subject to 3% of actual revenue, and Yoga Wave,  Yoga Wave II and BNBS , which are subject to 5% of actual revenue, all the business is subject to either 3% or 5% of the pre-determined fixed revenue.

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

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations because the Company doesn’t have any multiple deliverable revenue arrangements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

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

As of February 28, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting.  This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principals (“GAAP”) standards, especially related to complicated accounting issues.  This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.  The Company’s internal audit function is significantly deficient due to insufficient qualified resources and appropriate system to perform such function. Therefore, the ability to prevent and control lapses and errors in our accounting function could not be rendered effectively.

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

•	We will implement a reporting and certification process for management involved in the performance of internal controls and the preparation of the Company’s financial statements.

•	We will implement a formal financial reporting process that includes review by our Chief Executive Officer and the full Board of Directors of financial statements prior to filing with the SEC.

•	We will increase our accounting and financing personnel resources, by retaining more U.S. GAAP knowledgeable financial professionals.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting subject to the above corrective actions with regard to significant deficiencies or material weaknesses that occurred during the fiscal quarter ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
__________________
* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOKO FITNESS & SPA GROUP, INC.

April 19, 2010	By:	/s/ Tong Liu
Tong Liu Chief Executive Officer (Principal Executive Officer)

April 19, 2010	By:	/s/ Xia Yu
Xia Yu Chief Financial Officer (Principal Financial and Accounting Officer)