Form 10-K
period 2010-05-31
SOKO FITNESS & SPA GROUP, INC.
filed 2010-08-30
CIK 1355835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to        .

Commission File No. 333-132429

SOKO FITNESS & SPA GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	80-0122921
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No.194, Guogeli Street, Harbin, Heilongjiang Province, China 150001	011-86-451-87702280
(Address of Principal Executive Offices, including zip code)	(Registrant’s Telephone Number, Including Area Code)

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
Yes☒ No☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
No☒ Yes ☐

On August 30, 2010, 20,231,889 shares of the registrant’s common stock were outstanding.

The aggregate market value of the voting stock held by non-affiliates as of November 30, 2009 was approximately $22,512,000.

Documents Incorporated by Reference
None

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

Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	our financial position, business strategy and other plans and objectives for future operations;

•	the ability of our management team to execute its plans to meet its goals;

•	our ability to attract and retain management;

•	our growth strategies;

•	anticipated trends in our business;

•	our ability to consummate or integrate facility or other acquisitions;

•	our liquidity and ability to finance our operations and acquisition and development activities;

•	the timing, cost and procedure for proposed facility or other acquisitions;

•	the impact of government regulation in China and elsewhere;

•	estimates regarding future net revenues or profits;

•	planned capital expenditures (including the amount and nature thereof);

•	estimates, plans and projections relating to acquired properties or businesses;

•	the possibility that our acquisitions may involve unexpected costs;

•	the impact of competition;

•	changes in U.S., PRC or other tax laws, rules and regulations.

i

•	general economic conditions, whether internationally, in China generally or in the regional and local market areas in which we are doing business, that may be less favorable than expected; and

•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

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

ii

PART I

Unless otherwise provided in this Annual Report on Form 10-K, the terms “the Company,” “SOKO” “we,” “us,” and “our” refer to SOKO Fitness & Spa Group, Inc. together with its wholly-owned subsidiary Wealthlink Co., Ltd. (“Wealthlink”), its wholly-owned indirect subsidiary, Harbin Mege Union Beauty Management Ltd. (“Mege Union”), Mege Union’s subsidiaries, and Mege Union’s variable interest entity, Queen Group (as defined below in “Background and Organization”).

Item 1.   Description of Business

Overview

We are an operator of distinctive fitness centers, beauty salons and spas in key cities in Northeastern China as well as in suburban and central Beijing.  We also operate one beauty school in Harbin, China.

We provide programs, services and products that combine exercise, education and nutrition to help our members and clients to achieve their fitness and beauty goals and to help them to lead a healthy way of life and to achieve a richer lifestyle.

Our beauty salons and spas provide services that include, but are not limited to, skincare, hair dressing, manicure, pedicure, body care, massage weight loss therapy, and non-invasive or minimally invasive medical beauty procedures, each customized to the individual needs to our clients.

Our fitness centers provide programs including professional training, group training, comprehensive fitness testing, educational demonstrations, nutrition coaching, weight loss programs, remix, fight-do, body-balance, yoga and swimming.

As of the date of this Annual Report, we operate 12 beauty salons and spas and 7 fitness and yoga centers. Fourteen facilities are in Harbin, three in Shenyang, and three in suburban and central Beijing, with a total size of 31,000 square meters for all such facilities.

Our corporate address is No.194, 7th floor, Guogeli Street, Harbin, Heilongjiang Province, China 150001 and our telephone number is 86-451-87702280.

Background and Organization

General

We were incorporated as a Delaware corporation on September 9, 2004 under the name American Business Holdings, Inc. as a holding vehicle to own and control a textile and plastic packaging company in Central and East Africa. On September 12, 2004, we completed a transaction in which we purchased all of the outstanding membership shares in Tissakin Ltd. (“Tissakin”), a Democratic Republic of Congo corporation, so that Tissakin became our wholly owned subsidiary.  Through Tissakin, we were a manufacturer of bags for packaging agricultural products in the Democratic Republic of Congo.

As described in the “April 2008 Share Exchange and Financing Transactions” section below, on April 11, 2008, we entered into a Share Exchange Agreement with Wealthlink Co., Ltd. (“Wealthlink”) and the stockholders of Wealthlink (the “Wealthlink Stockholders”) pursuant to which we acquired all of the outstanding shares of common stock of Wealthlink from the Wealthlink Stockholders (“Share Exchange”). After the completion of these transactions, we changed our name from American Business Holdings, Inc. to SOKO Fitness & Spa Group, Inc.

As a result of the Share Exchange with Wealthlink, we became the indirect owner of Mege Union Beauty Management Ltd. (“Mege Union”), which is a company organized and existing under the laws of the People’s Republic of China and a wholly-owned subsidiary of Wealthlink.  SOKO and Wealthlink are holding corporations and do not conduct any operations.

We hold all of the issued and outstanding capital of Wealthlink, which holds all of the issued and outstanding capital of Mege Union.   Mege Union directly operates one facility and otherwise conducts its business through four wholly (100%) owned and five majority (51%) owned operating subsidiaries as well as through an association with eight entities comprising the variable interest entity (VIE) known as the Queen Group. Our Chairman and Chief Executive Officer, Mr. Tong Liu owns 100% of six of the eight entities that comprise the Queen Group and 70% of the other two Queen Group entities.  Our affiliation with the Queen Group is managed through several exclusive agreements between us and each Queen Group entity and their shareholders.  As a result of our arrangements with these entities, we effectively control each of the Queen Group entities and, through them, we operate the fitness centers and beauty salons and spas owned by such entities.

Our corporate organization structure as of the date of this Annual Report is summarized below:

(1)	This entity is currently inactive and does not have any operations.

(2)
We are in the process of registering a PRC company as a wholly-foreign owned enterprise (WFOE) for the purpose of holding equity interests in beauty salons and spas in Liaoning province which we plan to open or acquire in future, which entity will be a wholly-owned subsidiary of Wealthlink.  The name of this entity is subject to approval by the local authority.

(3)
Mege Union is a wholly-foreign owned enterprise (WFOE) that currently operates one facility directly and otherwise conducts its business through four wholly (100%) owned and five majority (51%) owned operating subsidiaries as well as through an association with eight entities comprising the variable interest entity known as the “Queen Group.”

(4)
Including Harbin Legend Beauty Co., Ltd., and its branch named Harbin Legend Beauty Co., Ltd. Central Avenue Branch, Harbin Queen Beauty Technology Development Co., Ltd, Harbin Tai Ai Beauty Co., Ltd and Harbin Si Ke Software Development Co., Ltd (this entity is currently inactive and does not have any operations).

(5)
Including Shenyang Letian Yoga Fitness Center, Shenyang Starway Fitness Co., Ltd., Beijing Natural Beauty Services Limited (and its branch named First Branch of Beijing Natural Beauty Services Limited), Harbin Meiju Technology Development Co., Ltd and Beijing Tai Ai Management Consulting Co., Ltd (we are in the process of applying for business license for this entity, therefore the name of this entity is subject to approval by the local authority).

(6)
As of the date of this Annual Report, the Queen Group (which is controlled by Mege Union via variable interest entity (VIE) contractual arrangements) is defined to include: Harbin Huang Emperor & Golden Gym Club Co. Ltd. (consisting of three facilities, SOKO International Fitness Center, Yoga Wave Harbin, and Daoli Fitness) in which Mr. Tong Liu owns 70% of the outstanding equity interest, Harbin Queen Beauty Demonstration Center (consisting of two facilities, Daowai Spa and one branch, the Harbin Queen Beauty Demonstration Center Nangang Branch) in which Mr. Tong Liu owns 70% of the outstanding equity interest, Harbin Daoli Queen Demonstration Beauty Parlor, Harbin Xinyang Spa, Harbin Nangang Mengke Lady Beauty Parlor, Shenyang Beauty Demonstration Center, Harbin Queen Beauty Clinic and Harbin Queen Beauty Vocational Skill Training School.

For ease of reference, unless it is necessary to the understanding of the context to differentiate, throughout this Annual Report we will refer to all of above entities collectively as our “subsidiaries” and, to the extent we refer to a specific entity listed in the table above, we refer to such entity by its commercial name as set forth under "Our Facilities" below.

The Queen Group (Variable Interest Entity)

The Queen Group consists of independently owned variable interest entities through which we operate successful fitness centers and beauty salons and spas.   The entities comprising the Queen Group are set forth above.

Our Chairman and Chief Executive Officer, Mr. Liu, is the sole owner of six of the Queen Group entities and owns 70% of the outstanding equity interest in Harbin Huang Emperor & Golden Gym Club Co. Ltd. and 70% in Harbin Queen Beauty Demonstration Center.  Our affiliation with the Queen Group is managed through several exclusive agreements between Mege Union and each entity that comprises the Queen Group.  These agreements are:

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

4.           an Equity Pledge Agreement among Mege Union, the Queen Group entity and the shareholders of such entity that grants Mege Union a pledged interest in all of the issued and outstanding interests of each Queen Group entity, including the right of Mege Union to vote such shares, as security for the performance of the Queen Group entity’s obligations under the Consulting Services Agreement; and

5.           a Proxy Agreement between Mege Union and the shareholders of each Queen Group entity that grants the board of directors of Mege Union an irrevocable proxy for the maximum period permitted by PRC laws, to vote the shareholders shares of the Queen Group entity in such manner and for or against such proposals as the board may determine.

Although each of the Queen Group entities has its own set of agreements with us, for each entity the terms and conditions of the agreements are substantially identical to the forms filed as Exhibit 10.9 through 10.13 to our Amendment No. 1 Registration Statement on Form S-1/A (Commission File No. 333-151563), filed with the SEC on September 5, 2008.   As a result of the understandings and agreements provided in the foregoing documents, we effectively control each of the Queen Group entities.

Key Historical and Recent Events

April 2008 Share Exchange and Financing Transactions

On April 11, 2008, we entered into a Share Exchange Agreement with Wealthlink and the Wealthlink Stockholders (including Mr. Tong Liu, our Chairman of the Board and Chief Executive Officer) pursuant to which we issued an aggregate of 13,300,000 shares of our common stock to the Wealthlink Stockholders in exchange for all of the outstanding shares of common stock of Wealthlink (“Share Exchange”).

Concurrently with the Share Exchange, we provided $400,000 to Mr. Tong Liu to purchase 1,000,000 shares of our common stock from Mr. Syed Idris Husain (“Idris Husain”), then our director and the principal stockholder, and an aggregate of 1,575,000 shares of common stock from certain other original stockholders of the company, with the understanding that Mr. Liu would immediately return these 2,575,000 shares to the company for cancellation.  Following the purchase of these 2,575,000 shares by Mr. Tong Liu on April 11, 2008, Mr. Liu immediately returned them to us as agreed for cancellation.

Also on April 11, 2008, we entered into a Consulting Agreement with Idris Husain pursuant to which he was engaged to provide us with regular and customary consulting advice as requested by us for a period of six months from April 11, 2008.  Pursuant to this Consulting Agreement, we paid Idris Husain $300,000 in consideration of such services on April 11, 2008.

In consideration for structuring the Share Exchange with Wealthlink, we agreed to compensate E-Tech International, Inc. with (i) a retainer of $20,000 and (ii) shares of common stock equal to two percent (2%) of total number of shares outstanding after the Share Exchange with Wealthlink and the placement of the Financing (as defined below) (340,000 shares) having an aggregate fair value at the time of issuance (applying a per share fair value of $0.63 computed for the shares issued in the Financing to the Purchasers described below) of $214,200. Further, in consideration of services provided to us in association with the consummation of the Share Exchange, an aggregate of 425,000 shares having an aggregate fair value at the time of issuance (applying a per share fair value of $0.63 computed for the shares issued in the Financing to the Purchasers described below) of $267,750 were issued to two other advisors (85,000 shares to Sichenzia Ross Friedman Ference LLP and 340,000 shares to Fortune Badge Limited) in lieu of cash compensation, totaling the number of shares issued to the advisors in connection with the Share Exchange to 765,000 shares of common stock having an aggregate fair value at the time of issuance (applying a per share fair value of $0.63 computed for the shares issued in the Financing to the Purchasers described below) of $481,950.

Also, on April 11, 2008, immediately prior to and as a condition to the completion of the Share Exchange, we entered into a Stock Purchase Agreement with each of Syed Irfan Husain, our then President and Chief Executive Officer, Idris Husain, and Verifica International, Ltd. (collectively, the “Buyers”).  Pursuant to this agreement, the Buyers purchased all issued and outstanding shares of Tissakin in consideration of 79,000,000 shares of common stock owned by the Buyers.

Additionally, on April 11, 2008, we entered into a Securities Purchase Agreement (the "Securities Purchase Agreement"), Warrant, Registration Rights Agreement and Lock-Up Agreement with Guerrilla Partners, L.P., Hua-Mei 21st Century Partners, LP, and James J. Fuld, Jr. IRA (collectively, the “2008 Private Placement Investors”) for an aggregate of $2,000,000 (the “2008 Financing”). On April 11, 2008, upon the terms and subject to the conditions set forth in the Securities Purchase Agreement, we sold, and the Purchasers purchased, in the aggregate, 2,000,000 shares of common stock and warrants to purchase an additional 2,000,000 shares. The warrants have an exercise price of $1.25 and are exercisable at any time through the third anniversary of April 11, 2008. Additionally, each Purchaser’s ability to exercise the warrant is limited to the extent such Purchaser’s beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) would exceed 4.99% of our outstanding common stock. From April 11, 2008 and through the twelve-month anniversary of April 11, 2008, certain of our stockholders agreed not to sell any of their shares of common stock.

By using the Black-Scholes model to calculate the fair market value of the warrants issued to the Purchasers in the Financing, we computed that the effective fair market value of each of the 2,000,000 share issued to the investors at the time of issuance was $0.63 and that the effective fair market value of each warrant share issued to the investors at the time of issuance was $0.37.

In consideration for acting as placement agent for the Financing, we agreed to compensate (a) E-Tech Securities Inc. with (i) a retainer of $30,000, (ii) a cash placement fee equal to seven percent (7%) of the proceeds of the Financing described below ($140,000) and (iii) warrants to purchase an amount of securities equal to eight percent (8%) of the total shares issued to the Purchasers (160,000 shares) having an aggregate fair value at the time of issuance (applying a per warrant share fair value of $0.37 computed for the warrant shares issued in the Financing to the Purchasers) of $59,200  and (b) Luck Eagle Limited shares of common stock equal to three percent (3%) of total number of shares outstanding after the Share Exchange with Wealthlink and the placement of the Financing (510,000 shares) having an aggregate fair value at the time of issuance (applying a per share the fair value of $0.63 computed for the shares issued in the Financing to the Purchasers) of $321,300. The warrants issued to E-Tech Securities Inc. have an exercise price of $1.25 and are exercisable at any time through the third anniversary of April 11, 2008.

Prior to the consummation of the foregoing transactions, we had 82,000,000 shares of common stock outstanding.  As a result of the consummation of all of the foregoing transactions, the following changes in the outstanding shares of the Company were recorded:

•	the Company reacquired 79,000,000 shares from its original stockholders in connection with the acquisition by such shareholders of Tissakin Ltd.;

•	Mr. Liu acquired, with funds provided by us, 2,575,000 shares from certain original stockholders of the company and returned such shares to the company for cancellation; and

•	an additional 425,000 shares remained held by certain original stockholders.

From the 81,575,000 shares that were reacquired and acquired as described above:

•	we issued an additional 13,300,000 shares to Wealthlink Shareholders, including Mr. Liu;

•	we issued an aggregate of 765,000 shares to several advisors of our company for structuring the share exchange transaction;

•	the Purchasers acquired 2,000,000 shares and warrants to purchase up to an additional 2,000,000 shares;

•	we issued an aggregate of 510,000 shares to Luck Eagle for structuring the Financing;

•	E-Tech Securities Inc. was issued a warrant to purchase up to 160,000 shares for structuring the Financing; and

•	we cancelled 65,000,000 shares.

April 2010 Settlement Agreement

On April 16, 2010, we and the 2008 Private Placement Investors entered into a Settlement Agreement, pursuant to which the parties: (i) settled a disagreement regarding a US$200,000 penalty payment incurred as a result of our failure to effect a registration statement on Form S-1 on time pursuant to a prior Registration Rights Agreement, dated April 7, 2008, between us and 2008 Private Placement Investors; and (ii) terminated an escrow agreement, dated as of April 7, 2008, between us and 2008 Private Placement Investors (the “2008 Escrow Agreement”) and agreed to release to members of our management an aggregate of 8,000,000 shares of common stock which were deposited with the escrow agent under the 2008 Escrow Agreement to secure our obligation to the 2008 Private Placement Investors to achieve certain financial performance thresholds which were met.  In satisfaction of our obligations under the Settlement Agreement, we issued 62,222 shares of common stock to Guerrilla Partners, L.P., 17,778 shares of common stock to Hua-Mei 21st Century Partners, LP and 8,889 shares of common stock to James J. Fuld, Jr. IRA.

On April 16, 2010, we and each of the 2008 Private Placement Investors entered into an Amendment to Common Stock Purchase Warrant which amended the warrants to purchase an aggregate of 2,000,000 shares of common stock (the “2008 Warrants”) issued to the 2008 Private Placement Investors in connection with the 2008 Private Placement (the “Warrant Amendment”).  The Warrant Amendment amends the 2008 Warrants to: (i) remove the weighted average anti-dilution provisions contained therein, (ii) remove certain rights of the 2008 Private Placement Investors upon the occurrence of a Fundamental Transaction (as defined in the Common Stock Purchase Warrant) and (iii) raised the ownership limitation ceiling set forth in Section 2(a) of the Common Stock Purchase Warrant from 4.99% to 9.99% of the outstanding common stock.

May 2010 Financing

On April 29, 2010, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with certain institutional and accredited investors (the “2010 Private Placement Investors”) relating to a private placement of 3,125,000 shares (the “Purchased Shares”) of our common stock for aggregate gross proceeds of approximately $10 million (the “2010 Private Placement”).  The 2008 Private Placement Investors participated in the 2010 Private Placement by exercising participation rights granted to them under the Securities Purchase Agreement that they entered into with us on April 7, 2008.  No placement agent was utilized in connection with the 2010 Private Placement and no warrants were issued to the investors in the 2010 Private Placement..

Stock Purchase Agreement.  The Stock Purchase Agreement contains customary agreements, representations, warranties, indemnification and covenants of and by our company and the 2010 Private Placement Investors and also contains the following agreements:

•
Board Observer Right.  Two of the 2010 Private Placement Investors, IDG-Accel China Growth Fund II L.P. and IDG-Accel China Investors II L.P. (collectively, “IDG-Accel”) were jointly granted a right to appoint a non-voting observer to attend meetings of our board of director, which right shall terminate at such time as IDG-Accel collectively owns less than 2.5% of our outstanding common stock.  Such observer shall not be appointed as a member of our board of directors, shall have no vote as a director and shall have no approval rights with respect to any action of our company.

•
Participation Right.  We granted the 2010 Private Placement Investors a right (the “Participation Right”), subject to certain exceptions, to participate in our future equity offerings (each, a “Subsequent Financing”).  Under the Participation Right, the 2010 Private Placement Investors shall have the right, but not the obligation, to participate in Subsequent Financings in amounts necessary to maintain their respective percentage ownership interests in the outstanding common stock.  The Participation Right shall last for a period beginning on April 29, 2010 and ending on the earlier to occur of: (i) the listing of the common stock on a U.S. national exchange; or (ii) our consummation of a firm commitment, underwritten public offering of our common stock.

•
Make Up Shares.  We have agreed that if our income: (i) before income tax, (ii) excluding income/loss attributable to noncontrolling interest, and (iii) excluding certain one time charges such as capital raising costs or acquisition costs, as reported in our Annual Report on Form 10-K for the fiscal year ending May 31, 2010 is less than $10,450,000 (the “Income Target”), the 2010 Private Placement Investors shall be entitled to receive, on a pro rata basis in accordance with their respective investment amounts in the 2010 Private Place, up to an aggregate of 1,875,000 additional shares of our common stock (the “Make Up Shares”) according to the formula provided for in the Stock Purchase Agreement.  Based on our net income for the fiscal year ending May 31, 2010, the Income Target was achieved and we will not be obligated to issue any Make Up Shares.

Registration Rights Agreement.  In connection with the 2010 Private Placement, we and the 2010 Private Placement Investors entered into a Registration Rights Agreement, dated as of April 29, 2010 (the “RRA”), pursuant to which the holders of a majority of the Purchased Shares and Make Up Shares (collectively, “Registrable Securities”) shall be entitled to one demand registration of their Registrable Securities at any time after June 29, 2011.  Upon the exercise of such right, we shall be required to register, on behalf of the holders of the Registrable Securities, their Registrable Securities for public resale.  In addition, the RRA grants the holders of the Registrable Securities “piggyback” registration rights with respect to their Registrable Securities that would include, subject to certain exception, such Registrable Securities in any resale registrations afforded by us to other selling stockholders; provided however, the holders of the Registrable Securities shall not have “piggyback” registration rights in connection with any primary offering by us prior to the close of business on June 29, 2011.

Lock Up Agreement.  In addition, on April 29, 2010, Mr. Tong Liu entered into a Lock-up Agreement with us in favor of the 2010 Private Placement Investors, whereby he agreed not to, directly or indirectly, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or otherwise transfer or dispose of, or announce the offering of, any of our shares which he beneficially owns (including any securities convertible into, or exchangeable for, or representing the rights to receive, shares of our common stock), subject to certain exceptions, for a period of twelve months after April 29, 2010.

Acquisitions of Lea Spa, Yoga Wave II and Beijing Natural Beauty Fitness

On July 1, 2008, Mege Union completed the acquisition of 100% of the interest of Lea Spa for RMB8,000,000 (equivalent to $1,124,938 at the date of signing).  As a result, Lea Spa became a direct subsidiary of Mege Union engaged in the business of owning and operating a full service spa facility located in the Sofitel Wanda Harbin Hotel.

On May 31, 2009, Mege Union entered into an acquisition agreement with Starway Asia Limited (“Starway”) to purchase a 51% interest in Yoga Wave II, fitness center located in the city of Shenyang, from Starway for RMB2,042,040 (approximately $0.3 million at the date of signing). The acquisition was completed in June 2009.

On December 1, 2009, Mege Union entered into an equity transfer agreement with Beijing Natural Beauty Fitness Services Ltd. for the acquisition of 51% of the equity interest in two fitness clubs in suburban Beijing for RMB 10 million (approximately $1.50 million). The transaction was completed on December 1, 2009.

Our Business

Overview

We are an operator of distinctive fitness centers, beauty salons and spas in key cities in Northeastern China, as well as in suburban and central Beijing.  We also operate one beauty school in Harbin, China.

We design, build and operate our facilities and focus on providing our members and customers with products and services at a high quality and compelling value in the areas of education, exercise and nutrition.  Our beauty salons and spas provide services that include, but are not limited to, skincare, hair dressing, manicure, pedicure, body care, massage, weight loss therapy and non-invasive or minimally invasive medical beauty procedures.  Our goal is to provide programs, services and products that combine exercise, education and nutrition to help our members and clients to achieve their fitness and beauty goals, to help them to lead a healthy way of life and to achieve a richer lifestyle.

As of the date of this Annual Report, our fitness centers have approximately 18,000 members in total and our beauty salons and spas were visited by approximately 21,000 clients in fiscal 2010.

We generally open our facilities 12 hours a day 7 days a week.  We typically experience the highest level of member and client activity at our fitness centers, beauty salons and spas during the hours of 11:00 a.m. – 01:00 p.m. and 05:00 p.m. – 07:00 p.m.

We have established a marketing department, which constantly conducts in-depth market research by conducting customer surveys and analyzing our competitors, market trends, fitness and beauty trends, sports participation statistics and sports and beauty demographics.

Our Services, Programs and Products

We promote the concept of total wellness, which seeks a balance of nutrition, exercises and way of life rather than fitness alone.  We offer the following services and programs to our members and clients:

Professional Fitness	Beauty Salon and Spa	Beauty School
• Cardiovascular, resistance and free-weight equipment;
• Professional training;
• Group training;
• Comprehensive fitness testing;
• Educational demonstrations;
• Nutrition coaching;
• Weight loss programs;
• Remix;
• Fight-do;
• Body-Balance;
• Yoga; and
• Swimming

• Hair, nail and skin care;
• Body re-shaping;
• Whirlpool, sauna and steam rooms;
• Therapeutic massage; and
• Non-surgical medical beauty services, such as laser treatment, skin filling and wrinkle removal.
• Professional skill training; and • Management training

We also offer our members high-end beauty and skin care products from international brands, including: Albion, Albion-EXG, Syma, La Colline, SELF’SHOW, BDO and Simone Mahler product lines.

As of the end of our fiscal years ended May 31, 2010 and 2009, our revenues from each of our business segments were:

	Year Ended May 31,		$	%
	2010	2009	Change	Change
Professional Services	$19,093,624	11,284,644	7,808,864	69.2%
Sales of Product	$4,061,259	3,624,257	436,977	12.1%
Membership Fees	$5,436,893	2,977,462	2,459,398	82.6%
Tuition	$1,340,072	1,682,745	(342,672)	(20.4)%

Total Revenues	$29,931,674	19,569,108	10,362,566	53.0%

The Market for Our Services in China

Today, urban residents of large and medium-sized Chinese cities spend more time and money in health and fitness clubs, seeking a scientific and customized recipe for their physical fitness in order to balance their work lives with personal interests and overall wellness.  For many individuals, the most important aspect of working out is to perform exercises in a more scientific and healthful manner.  We believe, based on our internal statistics, that the members of our fitness centers spend more than $700 per year toward improving their physical fitness.  We believe that the rapid expansion of the urban middle class population and continuous economic growth in China will provide the fitness industry with sustainable growth for the foreseeable future.

The growth potential in our key markets in Harbin and Shenyang is substantial.  According to the 2008 China Fitness Club Industry Report (“AASFP Report”) published by the Asian Academy for Sports and Fitness Professionals, there were 2,770 fitness clubs in the 61 largest cities in China.  According to the AASFP Report, Harbin has a population of approximately ten million, with 50,250 individuals currently being served by 43 fitness centers, resulting in a membership penetration rate (the proportion of the fitness club members to the local population) of 0.51%, which makes it the 18th largest fitness market in China.  Shenyang has a population of approximately seven million, with 59,500 individuals currently being served in 47 fitness centers, resulting in a membership penetration rate of 0.84% and making it the 14th largest fitness market in China.   Based on the statistics provided in the AASFP Report, in Harbin and Shenyang, we currently have market shares (the number of members in the respective city as a percentage of the total number of members in fitness clubs in such city) of approximately 15% and approximately 12%, respectively.

In addition, the 2009-2012 Investment Analysis and Prospective Projection Report on China Beauty and Spa Market  points out that “[i]n 2008, China’s beauty and spa industry was developing rapidly, with 23.8% projected growth. Total revenue reached RMB 320 billion in 2008, and its profit is projected to increase 37.9%, which is the highest growth rate among all industries in China. Through 2008, demand for beauty and spa products in China exceeded that in Japan and South Korea, was the highest in Asia and third in the world behind only the United States and France.  As the population base in China is very large, demand for beauty and spa products is also very large and presently the Chinese beauty market is the fifth fastest growing market in China after real estate, automobile, computer and electronics, and tourism.  Our focus on the spa and beauty market, coupled with the growth potential that exists  for such products and services in the Chinese market, leads us to believe that a significant opportunity exists to grow our business going forward.

Our management devotes significant time and resources to analyzing each prospective site on the basis of predetermined physical, demographic, psychographic (meaning attributes relating to personality, values, attitudes, interests, or lifestyles) and competitive criteria in order to achieve maximum return on our investment.  Although Harbin and Shenyang are deemed to be second tier cities, we see more opportunities for our company in these markets than in other similar cities in China as we experience less competition while the residents of Harbin and Shenyang are seeing increases in personal wealth similar to those experienced by residents of first tier cities. In this coming fiscal year, we are planning to explore growth opportunities in other second tier cities in Northeast and also Southeast China which are similar, from a population and demographic composition, as well competitive, landscape, to that those which is are present in our principal second tier city markets of Harbin and Shenyang.

Even in the global economic downturn and uncertainty that began in 2008, our business has remained robust and the spending habits of our members and clients have been relatively unaffected. However, if Chinese economic conditions begin to deteriorate and the Chinese economic stimulus program fails to achieve its goals, we may see a slowdown in our business. In the short-term, we face the challenge of intense pricing competition with our competitors. Facing such challenges, we will continue our current strategy of focusing on high-end customers by maintaining our quality of services and continuing to promote our brand name to maintain the loyalty of our members and clients. Currently, approximately 83.5% of the members of our fitness centers renew their memberships and approximately 90.5% of our beauty salon and spa clients return to book additional treatments.

Although we believe that the fitness and beauty markets in China are developing rapidly, such markets face certain challenges.  In China, the markets for fitness clubs and beauty salons and spas are currently not segmented. While in the U.S., different clubs position themselves based on their target demographic (such as marital status, gender, age, social status, pricing, etc.), in China, most fitness clubs and beauty salons and spas currently compete on pricing alone.  We believe, however, that market segmentation similar to the segmentation in the U.S. will develop over time.  The majority of customers of fitness clubs and beauty salons and spas in China are well-educated, middle class residents with substantial disposable income seeking to demonstrate their social status. As such, they have developed certain tastes and various demands, and focus on building a specific lifestyle. In order to grow our business and capitalize on our brand, we therefore must analyze their demands carefully and position ourselves accordingly.  As the market becomes increasingly segmented, to gain considerable return in such a segmented market will become more difficult and could result in slower development for our brand should we be unable to capture market share.

As the market entry costs are relatively low and new fitness clubs can attract considerable numbers of customers through aggressive advertising before opening, we face competition from new competitors.  However, the expectations of the customers for services similar to the ones we are offer are very high.  Due to poor customer service, inferior services and products and lack of managerial skills, we believe many customers do, and will become disappointed, choosing to leave such new competitors and providing us with an opportunity to seize market share.  In order to maintain our member and client base and attract new customers, we seek to continuously improve our services and engage in extensive market research to learn more about our member and client needs, demands and trends.

We see loyal members and clients as a long-term investment, whose value increases over time.  While many competitors may be willing to enter into a price war with us, we believe that lowering our prices will actually alienate our existing members and clients and dilute our brand.  Instead, we believe the best way for us to compete is to continue to focus on building our brand image and gaining recognition as an operator of high end fitness centers and beauty salons and spas that offers outstanding services and facilities, and fulfilling our members’ and clients’ growing, changing demands.  Although our membership fees and spa treatment fees are not inexpensive in the markets where we operate, one of our main areas of focus is improving member and client experience by constantly adding new facilities, equipment, courses and treatments.  Our internal surveys show that our members and clients appreciate our constant efforts to increase the range and quality of services.

For the fiscal year ended May 31, 2010, our beauty and spa operations accounted for approximately 77% of our revenue, fitness operations accounted for approximately 18% of our revenue and miscellaneous activities (including our beauty school) accounted for the remaining 5 % of our revenue. We believe that this revenue breakdown will remain fairly stable in the future.

Our services and products are tailored to high-end customers who appreciate quality and personalized service from well-trained professionals.  This customer base, coupled with the growing demand for health and fitness facilities in China, has positively impacted our revenues, irrespective of the recent slowdown in China’s economy.  We do not anticipate that our business will be materially negatively impacted by the current economic conditions in China.  However, in the event that economic conditions continue to deteriorate, our business may be affected.

Our Facilities

The following table provides information regarding, as of the date of this Annual Report, our facilities’ locations, commercial name and year of opening:

No.	Legal Name	Commercial Name	Year Opened	Location
1.	Shenyang Letian Yoga Fitness Center	Yoga Wave	2008	96 Zhonghua Road, Heping District, Shenyang, China
2.	Shenyang Starway Fitness Co., Ltd.	Yoga Wave II	2009	124 Huigong St. Shenhe District, Shenyang, China
3.	Harbin Huang Emperor & Golden Gym Club Co., Ltd.	SOKO International Fitness Center	2004	7 Yushan Road, Nangang District, Harbin, China
4.	Harbin Huang Emperor & Golden Gym Club Co., Ltd. Daoli Fitness Branch	Daoli Fitness	2010	Long Dian Building, 12 Xibadao Street, Daoli District, Harbin, China
5.	Harbin Huang Emperor & Golden Gym Club Co., Ltd. Central Avenue Yoga Branch	Yoga Wave Harbin	2010	Long Dian Building, 12 Xibadao Street, Daoli District, Harbin, China
6.	Beijing Natural Beauty Services Limited	SOKO Beijing Natural Beauty Fitness	2009	3F-4F, Time Square, North Building, Huilongguan Residential Zone, Changping District, Beijing, China
7.	First Branch of Beijing Natural Beauty Services Limited	SOKO Beijing Natural Fitness II	2009	1 Second Zone of Fengyayuan, Huilongguan Residential Zone, Changping District, Beijing, China
8.	Harbin Legend Beauty Co., Ltd.	Legend Spa	2007	389 Hanshui Road, Nangang District, Harbin, China
9.	Harbin Legend Beauty Co., Ltd. Central Avenue Branch	Legend Spa Central Club	2010	Long Dian Building, 12 Xibadao Street, Daoli District, Harbin, China
10.	Beijing Tai Ai Management Consulting Co., Ltd (We in the process of applying for business license for this entity, therefore the name of this entity is subject to approval by the local authority.)	Lea Spa Xishan Club	2010	No.89, Xingshikou Road, Haidian District, Beijing
11.	Harbin Tai Ai Beauty Co. Ltd.	Lea Spa	2008	68 Ganshui Road, Kaifa District, Harbin, China
12.	Harbin Queen Beauty Demonstration Center	Daowai Spa	1992	107 Jingyang Street, Daowai District, Harbin, China
13.	Harbin Queen Beauty Demonstration Center Nangang Branch	Nangang Spa	2000	108 Jiejing Street, Nangang District, Harbin, China

14.	Harbin Queen Beauty Technology Development Co., Ltd	Xuanhua Spa	2003	380-400 Xuanhua Street, Nangang District, Harbin, China
15.	Harbin Daoli Queen Demonstration Beauty Parlor	Daoli Spa	1997	24 Xishidao Street, Daoli District, Harbin, China
16.	Harbin Xinyang Spa	(same as its legal name)	2008	330 Xinyang Road, Daoli District, Harbin, China
17.	Harbin Nangang Mengke Lady Beauty Parlor	Harbin SOKO Spa	2005	7 Yushan Road, Nangang District, Harbin, China
18.	Shenyang Queen Beauty Demonstration Co. Ltd.	Shenyang Queen Beauty Spa	2008	96 Zhonghua Road, Heping District, Shenyang, China
19.	Harbin Queen Beauty Clinic	Harbin Queen Medical Beauty Spa	2009	107 Jingyang Street, Daowai District, Harbin, China
20.	Harbin Queen Beauty Vocational Skill Training School	(same as its legal name)	1993	No.180 Guogeli St. Nangang Dist, Harbin, China
21.	Shenyang Letian Yoga Fitness Center Beijing Branch	Beijing Yoga Wave Westin	Under construction	The Westin Beijing Chaoyang 7 North Dongsanhuan Road, Chaoyang District Beijing, China

Four of our fitness centers are currently managed by an unaffiliated third party through management agreements, pursuant to which the unaffiliated third party is entitled to 6% of the monthly revenue of each such facility as consideration of the service it provides to us. The unaffiliated third party owns 49% of the equity interest in Yoga Wave and Yoga Wave II

New facility openings

We intend to expand our base business, primarily through new center development, acquisition or joint ventures.  In our fiscal year ended May 31, 2010, we opened 5 facilities that we designed and constructed, and we acquired and redesigned 2 facilities.  A summary of our facilities openings for the past three fiscal years is as follows:

	As of May 31,
	2010	2009	2008
Total facilities, beginning of the fiscal year	13	9	6
New centers constructed	5	3	1
Acquired facilities	2	1	2
Total facilities, end of year	20	13	9

As of the date of this Annual Report, we have 4 facilities under construction.

        Our Plan of Operation

Through more than 18 years of dedicated effort, we have grown significantly in terms of the number of facilities we operate, and taken measures to make our facilities distinctive destinations.  At the end of our fiscal year ended May 31, 2010, we had approximately 18,000 members at our fitness centers and approximately 21,000 clients at our beauty salons and spas.  While entry to our fitness centers is limited to members only, clients of our beauty salons and spas do not have to become members to receive treatments.  The clients of our beauty salons and spas can either purchase one-time treatments or choose to purchase multiple treatments at a discounted price.  As an additional benefit, clients of our beauty salons and spas who purchase multiple treatments receive additional benefits such as private lockers, free showers and use of luxury treatment suites.  Although many of the members of our fitness centers are also clients of our beauty salons and spas, membership in our fitness center is not compulsory for being a client of our beauty salons and spas.  The members of our fitness centers enjoy professional fitness and yoga services and the clients of our beauty salon and spa enjoy professional spa treatments provided by our facilities.  The retention rate in our fitness centers is currently approximately 83.5%, and the attrition rate in our beauty salons and spas (clients not returning after booking a single treatment or a multiple treatments) is currently approximately 90.53%.

The following is a summary of the development of the membership base of our fitness centers and the client base of our beauty salons and spas purchasing multiple spa treatment packages over the last three fiscal years:

	May 31,
	2008	2009	2010

Fitness Memberships	10,000	13,000	18,128
New Memberships	2,980	4,890	8,119
Old memberships that were renewed	7,020	8,110	10,009
Memberships that were not renewed	340	1,890	2,991

Beauty Salon and Spa Clients	10,000	19,500	21,192
New Clients	2,140	11,068	3,699
Recurring Clients that purchased additional treatments	7,860	8,432	17,493
Clients that did not purchase additional treatments	340	1,568	2,007

We are focused on generating revenue in three business segments: Professional Fitness and Yoga, Beauty and Spa, and Beauty School operations. Our revenues are generated through professional services, sales of products that complement and supplement our services, membership fees and the tuition we charge our students. We also capitalize on cross selling our new services to our existing customers, beauty and spa services to our fitness and yoga members and fitness and yoga memberships to our beauty and spa customers.

We currently offer different levels of membership and price structures for our fitness centers, beauty salons and spas and beauty school. With respect to our fitness centers, new and renewing members can choose among three-month, twelve-month and twenty four-month memberships as well as long term memberships for three and five years based on their individual needs.  For our fitness centers other than Yoga Wave centers, once a member signs up for the service and chooses the membership term, the member is required to prepay the membership fee for the entire term.  Such prepaid membership fee is non-refundable if the member decides to cancel the membership before the term expires.  No other fees have to be paid by the member to maintain the membership.

For our Yoga Wave centers, which includes Yoga Wave, Yoga Wave II, Yoga Wave Harbin and Westin Yoga Wave (the latter of which is currently under construction), each new and renewing member pays a non-refundable initial membership fee plus a small administration fee to become a member.  In addition to such fees, members of our Yoga Wave centers pay monthly membership fees in order to maintain their membership.  Members can choose to pay the monthly membership fee on a month-by-month basis or to prepay, on a non-refundable basis, the monthly membership fees for the entire membership term at a discounted rate depending on the length of the membership term.  Currently approximately 60% of the members of our Yoga Wave centers prepay their monthly membership fees.

Members of our fitness centers have unlimited access to the facilities and do not have to pay for any classes we offer.  However, to the extent they request the service of personal trainers, additional fees are paid by the member for such services.

There is no membership for our beauty salons and spas and the clients of our beauty salons and spas do not have to pay any upfront initiation fee or monthly service fee in order to receive services.  Clients can receive services as walk-ins and by appointment. They can choose between one-time treatments at our regular rates and multiple treatments at discounted rates. If a client chooses multiple treatments, the client is required to prepay upfront, on a non-refundable basis, the entire discounted package price for both all treatments and the products that will be used for those treatments.  However, there is no time limit on when treatments can be used.  In addition, clients who purchase multiple treatments receive additional benefits such as private lockers, free showers and use of luxury treatment suites.  All clients of our beauty salons and spas have the opportunity to purchase additional products for at-home use.

Our beauty school offers beauty and spa professional training through different forms of courses and workshops at different tuition levels. The duration of such courses and workshops is between one month and two years.  We have a 10-year cooperation agreement with Heilongjiang University of Chinese Medicine that began in August 2008, pursuant to which we administer a Joint Education Program in association with the University. Students pay tuition for coursework and workshops at the beginning of the term and, throughout the term they pay the additional cost of supplies and products.  Tuition for our courses and workshops is determined based on the level and the topic of a particular course or workshop, as well as on the number of classes that make up a full course or workshop. Our beauty school provides qualified beauticians for our beauty salon and spa operations as we offer to the top 5% of graduates the opportunity to work in one of our beauty salons and spas.

Our aim is to provide programs, services, and products combined with exercise, education, and nutrition to help our members live richer lifestyles, as well as achieve their fitness and beauty goals.   We have elected to take advantage of the synergies among our core business lines, locating some of our beauty salons and spas within or in close proximity to our fitness center facilities.  For example, our Shenyang Queen Beauty Spa opened in late October 2008 in the same building as our Yoga Wave fitness center.  In addition, we opened three new facilities, Yoga Wave Harbin, Daoli Fitness and Legend Spa Central Club, in February and March 2010 in the Long Dian Building in Harbin.  The continued development of these overlapping opportunities has enabled us to enhance the value of our services to clients and attracts new clients from one area to another.

We believe that the health and fitness market in China provides an excellent opportunity for growth and we are currently focused on taking advantage of this opportunity to enhance the value of our brand through organic growth and strategic acquisitions.  We have been expanding our business throughout Northeast China by building new facilities, as well as updating and modifying our existing beauty salons and spas. We believe a key to our growth lies in finding underserved areas in thriving metropolitan areas and upscale real estate markets where we can target our core demographic customer.

When we open a new fitness center or beauty salon and spa, our fixed costs increase (as do our variable costs to some degree), but without the membership revenue base of a mature fitness center or beauty salon and spa. As a new fitness center or beauty salon and spa increases its customer base, fixed costs are typically spread over an increasing revenue base and its contribution tends to improve.  Based on our experience, revenues of a fitness center increase significantly during its first four years of operation.  By the end of the first full year of operation, a fitness club has typically achieved modest membership contribution and is cash flow positive. By the end of the second full year of operation, a fitness center has typically generated significantly better membership contribution as the member base grows with minimal incremental fixed operating costs.  By the end of the fourth full year of operation, a typical fitness center has matured, with memberships at or near capacity. Our beauty salons and spas have even better capital cycles.  Based on our experience, by the end of the first 6-8 months of operation, a beauty salon and spa has typically achieved modest client contribution and is cash flow positive.  By the end of the first full year of operations, a beauty salon and spa has typically generated significantly better client contribution as the client base grows with minimal incremental fixed operating costs. Based on the historical performance of our mature fitness centers and beauty salons and spas, we expect that, even in difficult economic times, our newer fitness centers and beauty salons and spas will grow significantly faster over the first two to three years than our average mature fitness centers and beauty salon and spa facilities, while requiring only a minimal level of additional working capital. We expect growth in revenues to continue as recently opened fitness centers and beauty salons and spas continue to mature.  In addition, we expect growth in revenues as we implement long-term strategic plans to expand the brand with new fitness centers and beauty salons and spas in existing markets and selected new markets and with new programs, services and products.

Consistent with the general practice of the spa industry in China, in order to maximize our working capital, we make advances and deposits to suppliers, with whom we have a long-standing business relationship, for inventory purchases.  By doing so, we are able to maintain the relationship with the supplier, purchase the inventory under the most favorable conditions and discounts, and in certain cases, become the exclusive agent of a product for the Northeast region of China.

In addition, we believe that it is key to our ongoing success that all of our facilities be fitted with the most sophisticated equipment and technology available. It is our intention to develop and use 21st century technology to enhance the experience of each of our clients. We have developed a website for the members of our fitness centers that allows them to, among other things: consult with our team of professional service providers, make appointments, hold on-line discussions with our staff and other clients and review educational materials. We will continue to update and change our technology as new operating systems and software are introduced so we can remain ahead of the curve.

Our Management System

Combined with 18 years of knowledge and experience of beauty salon and spa operations, advanced western management, and habits of Chinese consumers, we have developed a localized management system that supports both our current fitness center and beauty salon and spa operations as well, we believe, as our future expansion plans.

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

We believe that our development has been and will continue to be dependent on the selection and development of our team members. Our management structure is designed to seek the right balance between consistent execution of operational excellence and nurturing a leader’s capacity for entrepreneurial decision making. Our learning and development system allows for all club positions to receive training on the key elements of their role as well as development training for growth. We believe a critical component to our growth is our ability to leverage internally developed management talent. We provide performance-based incentives to our management, including the issuance of options to purchase our common stock. Senior management compensation is tied to our overall performance.

In addition, members of management research and assess our existing facilities and systems to ensure that they are operating efficiently and that local employees exemplify the professional skill and dedication that has made our company and our brand highly respected in the markets in which we operate.  In evaluating potential growth opportunities within our existing operations, management evaluates our existing client base and the need for additional services to meet the lifestyle needs of our clients and the community at large.

Our Growth Strategy

Our growth strategy is driven by the following primary elements:

Develop and Acquire New Facilities.  In fiscal 2010, we opened 5 facilities that we designed and constructed and acquired 100% ownership or 51% ownership in 2 facilities.   A summary of our recent center openings is as follows:

	For the Year Ended May 31,
	2010	2009	2008
Total centers, beginning of year	13	9	6
New centers constructed	5	3	1
Acquired centers	2	1	2
Total centers, end of year	20	13	9

Our goal is to build or acquire interests in 10 or more facilities in fiscal 2011. We may explore and utilize alternative methods of expanding our number of facilities, including partnering with existing spa owners to reduce the risks associated with new markets. These strategies are under consideration and may be opportunistically developed and implemented in the future as deemed appropriate.

We plan to fund the new opening by operating cash flow, organic growth and proceeds of April 2010 private placement.

Increase Per Member/Customer Spending and in-center products and services revenue.  From fiscal 2009 to 2010, revenue from the sale of in-center products and services grew at a compound annual growth rate of 44%, from $ 14.96 million to $23.00 million. We increased in-center revenue per member at our fitness and yoga centers from $229 to $300 and revenue per client at our beauty salon and spa facilities from $765 to $1,092. We believe revenue from the sale of our in-center products and services will continue to grow. Our centers offer a variety of in-center programs, products and services, including individual and group sessions with certified professional personal trainers, member activities programs, sales of nutritional supplements, yoga mats, sport clothes and beverages and locker rentals. We expect to continue driving in-center revenue by cross-selling services, increasing sales of our current in-center products and services and introducing new products and services to our members.

Increase membership and customer base.  Based on our experience, revenues of a fitness center increase significantly during its first four years of operation. By the end of the first full year of operations, a fitness club has typically achieved modest membership contribution and is cash flow positive. By the end of the second full year of operations, a fitness center has typically generated significantly better membership contribution as the member base grows with minimal incremental fixed operating costs. By the end of the fourth full year of operations, a typical fitness center has matured, with memberships at or near capacity.

Of our open facilities on May 31, 2010, 10 had reached maturity. We have 6 fitness centers that have not yet reached maturity. These centers averaged 55 % of targeted membership capacity as of May 31, 2010. We expect the continuing increase in memberships at these centers to contribute significantly to our future growth as these centers move toward our goal of 90% of targeted membership capacity by the end of their fourth year of operations. Our membership levels for our non-mature centers were as follows:

	As of May 31, 2010
	2010	2009	2008
One-year old fitness centers	4	1	1
Two-year old fitness centers	1	1	-
Three-year old fitness centers	1	-	-
Matured fitness centers	1	1	1

Our beauty salons and spas have even better capital cycles. Based on our experience, by the end of the first 6-8 months of operations, a beauty salon and spa has typically achieved modest client contribution and is cash flow positive. By the end of the first full year of operations, a beauty salon and spa has typically generated significantly better client contribution as the client base grows with minimal incremental fixed operating costs.

	As of May 31, 2010
	2010	2009	2008
Non-mature beauty salons and spas	3	4	1
Matured beauty salons and spas	9	5	5

Based on the historical performance of our mature fitness centers and beauty salons and spas, we expect that, even in difficult economic times, our newer fitness centers and beauty salons and spas will grow significantly faster over the first two to three years than our average mature fitness center and beauty salon and spa facilities, while requiring only a minimal level of additional working capital. We expect growth in revenues to continue as recently opened fitness centers and beauty salons and spas continue to mature. In addition, we expect growth in revenues as we implement long-term strategic plans to expand the brand with new fitness centers and beauty salons and spas in existing markets and selected new markets and with new programs, services and products.

Geographic Expansion.  We plan to continue to acquire majority ownership of existing and new facilities to expand SOKO clubs beyond our current geographic regions in fiscal 2011. Currently, we have facilities in Harbin, Shenyang and Beijing, and we are exploring growth opportunities in other second tier cities. At the same time, we are also evaluating the opportunities in underserved markets in first tier cities.

Our Marketing Strategy

We continue to build our brand nationally via our centers, and by delivering products and services in the areas of exercise, education and nutrition at a high quality and value.  Management researches and reviews the demographic makeup of the areas in which we currently operate, as well as other communities to determine the best way to utilize our resources to expand into new markets.  Our research focuses on those areas that can support a facility that caters to upscale clientele interested in personalized attention and superior service provided by dedicated professionals.  Our marketing department has a well-developed plan for identifying and targeting potential geographic sites for business development and expansion.  The tools used by our marketing professionals include reviewing independent market and demographic research and census data, as well as conducting visual inspections and obtaining written surveys of the population in a target area.  We track the results of this research against our business model to determine where or if an existing facility will be upgraded or a new facility built in any proposed location.  Our internal market research targets growth in both residential areas and business districts among young professionals, business executives, government officials, business owners and other upper middle class individuals.

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

We strategically target the following individual customer groups to differentiate ourselves from our competitors:

•
Management level group from various enterprises.   This customer group has the highest lifestyle demands and most discerning tastes, as well as the greatest awareness of personal appearance and health conditions.

•	White-collar groups from various enterprises. This customer group tends to be the most active demographic with respect to pursuit of the latest trends in fashion & sport activities.

•	Government groups. This customer group tends to contain the more senior portion of the population which has comparatively higher demands on their conditions.

•	Foreigner groups. This customer group is the mature-stage-consumer group, whose members generally have greater incentives to become clients of beauty salons and spas and members of fitness centers.

We not only engage traditional marketing tools to advertise in the market place, but have also developed mutually beneficial platforms through our institutional customers to further enhance our marketing strategy:

•
Direct Telemarketing.  By having access to the contact information of wealthy individuals and households, SOKO believes direct telemarketing is one of most effective methods through which to reach its desired target customers.  Our Partners, for example, China Mobile Ltd., provide us with VIP customer lists for target marketing. In return, we provide discounted group membership rates for our partners as part of their employee benefit plans.

•
Event Sponsorship.  By engaging the sponsorship of major events with other reputable institutes, we have further increased our market awareness and exposure within the wealthy individual and household communities.  Our partners for information sharing in this segment are Hiersun Diamond Group and Adidas (China).

•
Joint Sales.  We jointly sell our memberships with third parties, for example, shopping malls, to efficiently utilize the marketing effects of other brands and eventually to achieve mutual benefits by all parties. Some of our partners for information sharing in this segment include China Everbright Bank, Shanghai Pudong Development Bank, China Southern Airline and Songlei Commercial Group. In addition, we engage in promotional events with shopping malls, such as New World Department Store, and provide some shops with beauty salon and spa discounts for their customers.

•	Traditional Media. We also reach our target customers through traditional media channels such as television, radio and print (magazines and newspapers).

Additionally, we frequently sponsor member referral incentive programs and other types of member appreciation, acquisition activities and internal promotions to enhance loyalty and to encourage more members to take advantage of our ancillary services. We also engage in public relations, sponsorships and special events to promote our brand image across our network, regionally and in our local communities.

Competition

The fitness and beauty salon and spa industry in China is highly segmented and, we believe, is still in its infancy.  As a result, the industry is highly competitive, and competition continues to increase.  Currently, no single company in China counts for more than 3% of total nationwide market share.  We consider Weider Tera, CSI-Bally Total Fitness and Harbin Hengxiang Fitness to be our primary competitors in the health and fitness industry and Journalese Beauty, Health and Beauty Spa and Beauty Farm to be our primary competitors in the beauty salon and spa industry.

Based on the statistics provided in the AASFP Report, in Harbin and Shenyang in 2008 and 2009, had a market share (the number of members in the respective city as a percentage of the total number of members in fitness clubs in such city) of approximately 15% and approximately 12%, respectively.

Although the fitness and beauty markets in China are developing rapidly, such markets face certain challenges. While in the U.S., different clubs position themselves based on their target group (such as marital status, gender, age, social status, pricing, etc.), in China most fitness clubs and beauty salons and spas currently only compete on pricing.  We believe, however, that market segmentation similar to the segmentation in the U.S. will be the future. The majority of customers of fitness clubs and beauty salons and spas in China are well-educated middle class residents with substantial disposable income seeking to show their social status. As such, they have developed certain tastes and various demands, and focus on building a certain lifestyle. In order to succeed, we therefore must analyze their demands carefully and position ourselves accordingly.  As the market will become more and more segmented, gaining considerable returns could become more difficult and could result slower development for our brand.

In the short-term, we face the challenge of a pricing war with our competitors.  Management believes that due to the change in consumer taste, health and fitness is no longer a “hobby,” and that consumer focus on the health and fitness market has shifted to quality and professionalism of service instead of pricing. Facing such challenges, we will continue advancing our current strategy of focusing on high-end customers by maintaining our quality of services and continuing to promote our brand name to maintain the loyalty of our members and clients.  We believe we distinguish ourselves from our competitors by promoting the concept of total wellness, which seeks a balance of nutrition, exercise and an overall way of living, rather than simply fitness.

Intellectual Property

We currently hold or have the rights to use registered trademarks for the following names and symbols:

 We have submitted application to register the name and symbols for Legend Spa:

Government Regulation

Physical Exercise.  According to “China Law on Physical Culture and Sport”, the administrative department for physical culture and sports under the State Council is in charge of the operation of physical culture and sports throughout China. Other relevant departments under Chinese State Council administer the operation of physical culture and sports within their respective functions and powers.

China practices a skill-grading system for social sports instructors, who shall guide social sports activities. The social sports instructors are classified into 4 categories, Class III, Class II, Class I and State Level. Each Class of the instructors must be trained accordingly. State Level instructors (the highest level) must have a minimum of five years of relevant experience.

According to “Heilongjiang Provincial Administration Regulation in respect of Physical Exercise Related Business,” the physical exercise related business is qualified based on the following conditions: (a). proper facilities and buildings in satisfactory condition, meeting the necessary requirements for business operation, security, fire protection, environmental protection and hygiene; (b). necessary registered capital; (c). the exercising facilities and instruments in compliance with the national standard stipulated by competent institution; (d). the trained social sports instructors or other staff with proper qualifications for physical exercise instruction, supervision and guidance.

Beauty Industry.  According to “Interim Measures for the Administration of Beauty Treatment and Hairdressing Industry” (the “Beauty Order”) issued by Ministry of Commerce, The Ministry of Commerce is in charge of the work of national beauty treatment and hairdressing industry.  Pursuant to the Beauty Order, the business operators undertaking business activities of beauty treatment and hairdressing shall meet the following basic conditions: (1). having capacity for bearing civil liabilities; (2). having a fixed business place; (3). having facilities accommodated to capable of accommodating the service items they manages they provide; and (4). having professional technicians who have obtained the corresponding qualification certificates

The beauticians, hairdressers and other professional technicians who perform beauty treatments and hairdressing services must obtain the qualification certificate issued by the relevant governmental department of China. The business operator of beauty treatment and hairdressing facilities must place its business license, hygienic license, service items and listing of fees in its business premises for public viewing.  The business premises for beauty treatment and hairdressing must comply with the relevant sanitation provisions and standards, and have the corresponding sanitary and sterilizing facilities and practices in place. Practitioners are subject to periodic physical inspections by the administrative department of public health.

Our management believes that we are compliant with all relevant applicable government regulations, and that such regulations do not materially impact our operations.

Foreign Corrupt Practices Act Compliance.  In addition to other laws, rules and regulations with which we must comply, since we are a Delaware incorporated, U.S. publicly listed company, we must comply with the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA.  The FCPA makes it a criminal offense to pay, offer, or give anything of value to a foreign (non-U.S.) official, a foreign political party (or official thereof) or candidate for foreign office for the purpose of influencing the decisions of those officials, parties or candidates. Also, the FCPA sets forth record keeping and accounting requirements that require U.S. companies to maintain records that accurately and fairly reflect all transactions and dispositions of all assets.

Our board of directors has adopted a written company policy which requires that all officers, directors, employees, agents and representatives of SOKO comply with the FCPA.  This policy requires, among other things, that:

•
no such person shall make an offer, payment or gift of any money or other item of value, directly or indirectly, to: (i) a foreign official, (ii) a foreign political party, (iii) a foreign party official, (iv) a candidate for foreign political office or (v) a foreign quasi-governmental business entity for the “corrupt” purpose of obtaining or retaining business for SOKO or for the purpose of directing business to any other person;

•
permissible and customary or necessary “expediting” payments or business expenditures are subject to the approval of SOKO’s management and must be correctly entered (and not omitted from) SOKO’s books and records; and

•
SOKO maintain internal controls and procedures to ensure that: (i) our company’s books and records truly reflect the transactions they record; (ii) that company assets and liabilities shall be recorded on our regular books of account; (iii) no undisclosed or unrecorded fund or asset shall be established for any purpose and (iv) no false or artificial entries shall be made in our company’s books and records for any reason.

We believe that we are able to comply with these policies and procedures across our various owned or controlled subsidiaries due the fact that, as a public company: (i) we are required to maintain proper internal controls and procedures over financial and disclosure matters (which controls and procedures we are presently seeking to improve upon) and (ii) we are subject to quarterly reviews and annual audits by our registered independent auditors.

Employees

As of the date of this Annual Report, we have approximately 1292 full-time employees.  Of these employees, approximately 942 employees are employed by beauty salons and spas and approximately 350 employees are employed by fitness and yoga centers.  Our employees work in the functional units as indicated in the table below.

Department	Total Number
Management	70
Other Administration	359
Sales	305
Beauty and Spa Professionals	449
Fitness Professionals	109

We have not experienced any work stoppages and we consider relations with our employees to be good.

Item 1A.         Risk Factors

RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Cautionary Note Regarding Forward Looking Statements.”  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have only limited audited financial results on which you can evaluate us and our operations.  We have operated our business in our current corporate structure only since April 2008 and are subject to, and may be unable to address, the risks typically encountered by companies operating in the rapidly evolving marketplace, including those risks relating to:

•	the failure to develop brand name recognition and reputation;

•	the failure to achieve market acceptance of our services;

•	a slow down in the growth of general consumer acceptance of fitness and yoga services; and

•	an inability to grow and adapt our business and technology to evolving consumer demand.

If we are unable to address any or all of these or related risks, our business and results of operations may be materially and adversely affected.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this Annual Report, as well as the following factors, may affect our operating results:

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

We have significant short-term debt obligations, which mature in less than one year.  Our inability to extend the maturities of, or to refinance, this debt could result in defaults, and in certain instances, foreclosures on our assets.  Moreover, we may be unable to obtain financing to fund ongoing operations and future growth.

We currently depend on short-term bank loans and net revenues to meet our short-term cash requirements.  As of May 31, 2010, our total bank debt outstanding was approximately $2.2 million which carries maturity periods ranging from six months to one year, while the short-term and revolving nature of these credit facilities is common in China. Part of these short-term credit facilities are guaranteed by the building owed by Queen Group and the rest of them are guaranteed by third-parties and our CEO, Mr. Liu.  In China, short-term bank loans generally mature in one year or less and contain no specific renewal terms.  However, it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature.  Although we have renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature.  If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any.

Moreover, we cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowings.  Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would significantly disrupt our operations, which could significantly lower our revenues and profitability.

In addition, we may be exposed to changes in interest rates.  If interest rates increase substantially, our results of operations could be adversely affected.

Because of the capital-intensive nature of our business, we may have to incur additional indebtedness or issue new equity securities and, if we are not able to obtain additional capital, our ability to operate or expand our business may be impaired and our results of operations could be adversely affected.

Our business requires significant levels of capital to finance the development of our facilities and the construction and acquisitions of our new facilities, and we therefore expect that we will need additional capital to fund our future growth.  If cash from available sources is insufficient or unavailable due to restrictive credit markets, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

•	investors’ perceptions of, and demand for, companies in the Chinese health and beauty industry;

•	investors’ perceptions of, and demand for, companies operating in China;

•	conditions of the U.S. and other capital markets in which we may seek to raise funds;

•	our future results of operations, financial condition and cash flows;

•	governmental regulation of foreign investment in China;

•	economic, political and other conditions in the United States, China, and other countries; and

•	governmental policies relating to foreign currency borrowings.

In the event that we are required or choose to raise additional funds, we may be unable to do so on favorable terms or at all.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings.  There is no assurance that we will be able to secure suitable financing in a timely fashion or at all.  In addition, there is no assurance that we will be able to obtain the capital we require by any other means.  Future financings through equity investments are likely to be dilutive to our existing stockholders.  Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors.  Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects.  Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

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

We may not be able to attract and retain a sufficient number of clients to maintain or expand the business.

Our business depends on our ability to attract and retain members, and we cannot assure you that our marketing efforts will lead to increased membership or that the membership levels at our centers will not materially decline. All of our members can cancel their membership at any time upon providing advance notice. There are numerous factors that could lead to a decline in membership levels or sales of in-center services that could prevent us from increasing membership at newer centers where membership is generally not yet at a targeted capacity, including changes in discretionary spending trends and general economic conditions, market maturity or saturation, a decline in our ability to deliver quality service at a competitive price, direct and indirect competition in the areas where our centers are located and a decline in the public’s interest in health and fitness. In order to increase membership levels, we may from time to time offer lower membership rates. Any decrease in our average dues, reduction in enrollment fees or higher membership acquisition costs may adversely impact our operating margins.

In addition, our ability to attract and retain members depends significantly on the effectiveness of our marketing practices. If our marketing and advertising campaigns do not generate a sufficient number of members and subscribers, our results of operations will be adversely affected.

If we do not continue to develop innovative new services and products or if our services and products do not continue to appeal to the market, we may not remain competitive, and our revenues and operating results could suffer.

The fitness and yoga services, as well as beauty salon and spa services, that we offer are subject to changing customer demands. Our future operational and financial performance depends on our ability to continue to develop and market new services and products and to enhance our existing services and products, each on a timely basis to respond to new and evolving customer demands, achieve market acceptance and keep pace with new health and fitness developments.  We may be unable to develop, introduce on a timely basis (or at all) or market any new or enhanced services and products, and we cannot assure you that any new or enhanced services or products will appeal to the market.  Our failure to develop new services and products and to enhance our existing services and products or the failure of our services and products to continue to appeal to the market could have an adverse impact on our ability to attract and retain members and subscribers and thus adversely affect our business, financial condition or results of operations.

If we are unable to identify and acquire suitable sites for fitness and yoga services as well as beauty salon and spa services, our revenue growth rate and profits may be negatively impacted.

In order to expand our business, we must identify and acquire sites that meet the site selection criteria we have established.  In addition to finding sites with the right demographic and other measures we employ in our selection process, we also need to evaluate the penetration of our competitors in the market.  We face significant competition for sites that meet our criteria, and as a result we may lose those sites, our competitors could copy our format or we could be forced to pay significantly higher prices for those sites. If we are unable to identify and acquire sites for new centers, our revenue growth rate and profits may be negatively impacted. Additionally, if our analysis of the suitability of a site is incorrect, we may not be able to recover our capital investment in developing and building the new center.

We may be unable to make acquisitions or enter into joint ventures, which could impair our growth prospects, and we may be unable integrate, operate or realize the anticipated benefits of such businesses.

As part of our growth strategy, we may pursue selected acquisitions or joint ventures. We cannot assure you that we will be able to effect these transactions on commercially reasonable terms or at all. Any future acquisitions or joint ventures may require access to additional capital, and we cannot assure you that we will have access to such capital on commercially reasonable terms or at all. Even if we enter into these transactions, we may not realize the benefits we anticipate or we may experience difficulties in integrating any acquired companies and products into our existing business; attrition of key personnel from acquired businesses; significant charges or expenses; higher costs of integration than we anticipated; or unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations.

Consummating these transactions could also result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities, all of which could have a material adverse effect on our business, financial condition or results of operations. We may also issue additional equity in connection with these transactions, which would dilute our existing shareholders.

Delays in new center openings could have a material adverse effect on our financial performance.

In order to meet our objectives, it is important that we open new centers on schedule. A significant amount of time and expenditure of capital is required to develop and construct new centers. If we are significantly delayed in opening new centers, our competitors may be able to open new clubs in the same market before we open our centers or improve centers currently open. This change in the competitive landscape could negatively impact our pre-opening sales of memberships and increase our investment costs. In addition, delays in opening new centers could hurt our ability to meet our growth objectives. Our ability to open new centers on schedule depends on a number of factors, many of which are beyond our control. These factors include:

•	obtaining acceptable financing for construction of new sites;

•	obtaining entitlements, permits and licenses necessary to complete construction of the new center on schedule;

•	recruiting, training and retaining qualified management and other personnel;

•	securing access to labor and materials necessary to develop and construct our centers;

•	delays due to material shortages, labor issues, weather conditions or other acts of god, discovery of contaminants, accidents, deaths or injunctions; and

•	general economic conditions.

We may incur rising costs related to construction of new centers and maintaining our existing centers. If we are not able to pass these cost increases through to our members, our returns may be adversely affected.

Our centers require significant upfront investment. If our investment is higher than we had planned, we may need to outperform our operational plan to achieve our targeted return. Over the longer term, we believe that we can offset cost increases by increasing our membership dues and other fees and improving profitability through cost efficiencies; however, higher costs in certain regions where we are opening new centers during any period of time may be difficult to offset in the short-term.

We face competition from other health and fitness facilities and service-providers who could copy our business model and erode our market share, brand recognition and profitability.

We face formidable competition in every aspect of our business, and particularly from other health and fitness providers seeking to attain clientele. Currently, we consider Weider Tera, CSI-Bally Total Fitness and Harbin Hengxiang Fitness to be our primary competitors in the health and fitness industry and Journalese Beauty, Health and Beauty Spa and Beauty Farm to be our primary competitors in the beauty salon and spa industry.  Our competitors can use its resources in a variety of competitive ways, including by making acquisitions, investing more aggressively in development and competing more aggressively for marketing and advertisers. We cannot assure you that our competitors will not attempt to copy our business model, or portions thereof, and that this will not erode our market share and brand recognition and impair our growth rate and profitability.  If our competitors are able to provide similar or better facilities, services and products than ours, we could experience a significant decline in clientele or members.  Any such decline could negatively affect our revenues and profitability.  Also in response to any such competitors, we may be required to decrease our membership fees, which may reduce our operating revenues and profitability.

We are dependent on our ability to negotiate lease arrangements with operators of facilities.

We currently lease the premises on which we conduct our business operations and our business plan depends on our ability to negotiate lease agreements with facility operators. We cannot guarantee that we will be able to negotiate new leases or renew the leases that have expired on terms acceptable to us or at all.  If we are unable to secure such lease, or if we can only secure such leases on economic terms that are less than optimal for us, we may not be able to implement our business plan, which would have a material adverse effect on our results of operations and stock price.

Third parties may infringe on our brand and other intellectual property rights, and we may be unable to protect ourselves against such infringement for competitive and legal reasons, any of which could have a material adverse impact on our business.

We currently hold registered trademarks for two commercial names and symbols and licensed the trade mark and symbol “Yoga Wave” from Letian Group, a third party. We rely on a combination of trademark, copyright, trade secret, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights, including our brand.  There is a risk that third parties may infringe on, misappropriate or misuse our brand and other intellectual property rights.  If we are unable to protect or enforce our intellectual property rights, the value of our brand, services and products could be diminished and our business may suffer.  Our precautions may not prevent misappropriation of our intellectual property. Any legal action that we may bring to protect our brand and other intellectual property may not achieve the desired results, may be very expensive and could divert management’s attention from other business concerns. In addition to that, Letian Group may license the “Yoga Wave” trademark to our competitors and as a result may have a negative impact on our operations. While we are not aware of any disputes between Letian Group and us or any third party, in the event the “Yoga Wave” trademark is challenged or infringed, Letian Group may determine not to protect its intellectual property rights that we license from it and we may be unable defend such intellectual property rights on our own or we may have to undertake costly litigation to defend the intellectual property rights of Letian Group.

Moreover, intellectual property rights and related laws in China are still developing, and there are uncertainties involved in the protection and the enforcement of such rights.  Our failure to protect our intellectual property rights under applicable law could lead to the loss of a competitive advantage that could not be compensated by our damages award.

If we fail to effectively manage our anticipated growth, by managing our employees and operations and developing our client base, our business and operating results could be adversely effected.

We have experienced a period of growth and expansion that has placed, and is expected to continue to place, strain on our management personnel, systems and resources.  To accommodate our growth pursuant to our strategies, we anticipate that we will need to implement a variety of new and upgraded health, beauty and other operational facilities as well as financial systems, procedures and controls and the improvement of our accounting and other internal management systems, all of which require substantial management efforts and financial resources.  We will also need to continue to expand, train, manage and motivate our workforce, and develop and manage our relationships with our existing and target client base.  All of these endeavors will require substantial management effort and skills and the incurrence of additional expenditures.  We cannot assure you that we will be able to efficiently or effectively implement our growth strategies and manage the growth of our operations, and any failure to do so may limit our future growth and hamper our business strategy.

We depend on key personnel and our business may be severely disrupted if we lose services of our key executives and employees.

Our future prospects are heavily dependent upon the continued service of our key executives, particularly Mr. Tong Liu, who is the founder, Chief Executive Officer, Chairman of the Board, and a major shareholder of our company. We rely on his expertise in our business operations, and on his personal relationships with the relevant regulatory authorities, our customers and suppliers. We also rely on other senior executives, such Xia Yu, our Chief Financial Officer and a director. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to replace them easily and our business may be severely disrupted. In addition, if any of our key executives or employees joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. We do not maintain key-man life insurance for any of our key executives.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals, including trainers, beautician and site managers. Our continued ability to compete effectively depends on our ability to attract new personal fitness trainers, skilled members of the health and fitness community, and to retain and motivate our existing contractors. The market for highly skilled trainers, managerial, marketing and support personnel is highly competitive as a result of the limited availability of such personnel. The inability to hire or retain qualified personnel may hinder our ability to implement our business strategy and may harm our business.

We rely on third party service or product providers and partners and the failure of these third parties to deliver high level of service and support required in our business or the loss of a relationship with them would will adversely impact our business,

Our ability to increase sales, retain current and future memberships and strengthen our brand will depend in part upon our relationships with third parties, like our VIP member sharing and marketing partners and our beauty products providers.  The termination of these relationships could lead to the loss of a competitive advantage or even the loss of customers and revenue.  Moreover, if such third parties are unable to satisfy their commitments to us, our business would also be adversely affected.  Additionally, due to our association with such third parties, poor performance by our strategic partners outside of their relationship with us, a decline in the quality of the products supplied by them or deterioration of their reputation or other negative publicity about them could adversely impact our reputation and business performance.

We could be subject to claims related to health or safety risks at our centers.

Use of our centers may pose potential health or safety risks to members or guests through use of our equipment, facilities and services.  There is a risk that claims will be asserted against us for injury or death suffered by someone using our facilities or services.  Personal injury claims and lawsuits can result in significant legal defense costs, settlement amounts and awards, and could have an adverse effect on our business, financial condition and result of operations or cash flow.  In addition to the risks of liability exposure and increased costs of defense, claims arising from our service may produce publicity that could hurt our reputation and business.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

We are required to establish and maintain internal controls over financial reporting, disclosure controls, and to comply with other requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules promulgated by the SEC thereunder. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of May 31, 2009 and 2010, our management has concluded that our internal control over financial reporting has significant deficiencies. We lack sufficient personnel with the appropriate level of knowledge, experience and training in the application of US GAAP standards, especially related to complicated accounting issues. This could cause us to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries. We have a relatively complicated corporate structure, which consists of multiple facilities and subsidiaries. The relatively small number of professionals we employ in our bookkeeping and accounting functions prevents us from appropriate segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As a result of such significant deficiencies, on December 22, 2008, our management upon recommendation by our independent public accountants, concluded that our financial statements for the fiscal year ended May 31, 2008 and the quarter ended August 31, 2008 should no longer be relied upon and we restated the financial statements contained in the Annual Report on Form 10-K for the year ended May 31, 2008, as well as the Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.

On November 14, 2009, our Audit Committee, after consultation with our management and our independent registered public accountants, determined that the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and May 31, 2008 and Quarterly Reports on Form 10-Q for the quarters ended August 31, 2009, February 28, 2009, November 30, 2008 and August 31, 2008 should no longer be relied upon and we restated the financial statements contained in these Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q accordingly.

The remedial measures we are undertaking may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future.  If additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we may be required to again restate our prior period financial results, we may be subject to litigation and/or regulatory proceedings, and our business and operating results may be harmed.

The legal requirements associated with being a public company, including those contained in and issued under the Sarbanes-Oxley Act, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock.

We may be unable to attract and retain qualified officers, directors and members of board of directors committees required to provide for our effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers.  The actual and perceived personal risks associated with compliance with the Sarbanes-Oxley Act and other public company requirements may deter qualified individuals from accepting roles as directors and executive officers.  Further, the requirements for board or committee membership, particularly with respect to an individual’s independence and level of experience in finance and accounting matters, may make it difficult to attract and retain qualified board members.   If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain the listing of our common stock on any stock exchange (assuming we are able to obtain such listing) could be adversely affected.

Risks Relating to Our Corporate Structure

Our corporate structure, in particular our variable interest entity arrangements (the “VIE Arrangements”), are subject to significant risks, as set forth in the following risk factors.

We are a holding company that depends on cash flow from Mege Union, its subsidiaries and Queen Group to meet our obligations.

After the consummation of the Share Exchange in April 2008, we became a holding company with no material assets other than the stock of Mege Union and Queen Group.  Accordingly, all our operations are conducted by Mege Union, its direct subsidiaries and Queen Group.  We currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used by us in their operations.

We depend upon the VIE Arrangements in conducting our business in the PRC, which may not be as effective as direct ownership.

Our affiliation with the Queen Group is managed through several exclusive agreements between our company and each Queen Group entity.  The VIE Arrangements may not be as effective in providing us with control over each Queen Group entity as direct ownership.  The VIE Arrangements are governed by the PRC laws and provide for the resolution of disputes through arbitration pursuant to the PRC laws.  Accordingly, the VIE Arrangements would be interpreted in accordance with the PRC laws.  If any entity of Queen Group or its shareholders fail to perform the obligations under the VIE Arrangements, we may have to rely on legal remedies under the PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies.  The legal environment in China is not as developed as in other jurisdictions.  As a result, uncertainties in the PRC legal system could limit our ability to enforce the VIE Arrangements.

We may not be able to consolidate the financial results of some of our affiliated companies or such consolidation could materially adversely affect our operating results and financial condition.

A substantial part of our business are conducted through Queen Group which currently is considered for accounting purposes as variable interest entities (“VIEs”), and we are considered the primary beneficiary, enabling us to consolidate our financial results in our consolidated financial statements. In the event that in the future a company we hold as a VIE would no longer meet the definition of a VIE, or we are deemed not to be the primary beneficiary, we would not be able to consolidate line by line that entity’s financial results in our consolidated financial statements for PRC purposes. Also, if in the future an affiliate company becomes a VIE and we become the primary beneficiary, we would be required to consolidate that entity’s financial results in our consolidated financial statements for PRC purposes. If such entity’s financial results were negative, this could have a corresponding negative impact on our operating results for PRC purposes. However, any material variations in the accounting principles, practices and methods used in preparing financial statements for PRC purposes from the principles, practices and methods generally accepted in the United States and in the SEC accounting regulations must be discussed, quantified and reconciled in financial statements for United States and SEC purposes.

Our controlling shareholder has potential conflicts of interest with our company which may adversely affect our business.

Mr. Tong Liu is the primary controlling shareholder of and also Chairman and Chief Executive Officer of our company. Mr. Liu wholly owns six of the entities that comprised the Queen Group and owns 70% of the other two entities. Given his significant interest in our company, there is a risk that when conflicts of interest arise, Mr. Liu will not act completely in the best interests of our stockholders (as opposed to his personal interest) or that conflicts of interests will be resolved in our favor.  For example, he may determine that it is in Queen Group’s interests to sever the contractual arrangements with us, irrespective of the effect such action may have on us.  In addition, he could violate his fiduciary duties by diverting business opportunities from us to others, thereby affecting the amount of payment Queen Group is obligated to remit to us under the consulting services agreements.

Our board of directors is comprised of a majority of independent directors (including one based in the United States). These independent directors may be in a position to deter and counteract the actions of our officers or non-independent directors (including, potentially, Mr. Liu) that are against our interests.  We cannot, however, give any assurance as to how the independent directors will act in any given circumstance.  Further, if we or the independent directors cannot resolve any conflicts of interest between us and those of our officers and directors who are management members of our affiliated companies in the PRC, we would have to rely on legal proceedings, which could result in the disruption of our business.

In the event that you believe that your rights have been infringed under the securities laws or otherwise as a result of any one of the circumstances described above, it may be difficult or impossible for you to bring an action against us or our officers or directors whom reside within China.  Even if you are successful in bringing an action, the laws of China may render you unable to enforce a judgment against our assets and management, all of which are located in China.

We rely on the approval certificates and business license held by Queen Group and any deterioration of the relationship between Mege Union and Queen Group could materially and adversely affect our overall business operations.

Pursuant to the VIE Arrangements, a substantial part of our business in China are undertaken on the basis of the approvals, certificates and business license as well as other requisite licenses held by each entity of Queen Group.  There is no assurance that each entity of Queen Group will be able to renew its licenses or certificates when their terms expire with substantially similar terms as the ones they currently hold.

Further, our relationship with each entity of Queen Group is governed by the VIE Arrangements, which are intended to provide us, through our indirect ownership of WFOE, with effective control over the business operations of each entity of Queen Group.  However, the VIE Arrangements may not be effective in providing control over the applications for and maintenance of the licenses required for our business operations. Any entity of Queen Group could violate the VIE Arrangements, go bankrupt, suffer from difficulties in its business or otherwise become unable to perform its obligations under the VIE Arrangements and, as a result, our operations, reputation, business and stock price could be severely harmed.

The exercise of our option to purchase part or all of the equity interests in the any entity of Queen Group under the Option Agreement might be subject to approval by the PRC government.  Our failure to obtain this approval may impair our ability to substantially control the VIE entities and could result in actions by VIE entities that conflict with our interests.

Our option agreement with Queen Group gives Mege Union, the option to purchase all or part of the equity interests in Queen Group, however, the option may not be exercised if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of Queen Group, to be cancelled or invalidated.  Under the PRC laws, if a foreign entity, through a foreign investment company that it invests in, acquires a domestic related company, China’s regulations regarding mergers and acquisitions would technically apply to the transaction.  Application of these regulations requires an examination and approval of the transaction by China’s Ministry of Commerce (“MOFCOM”), or its local counterparts.  Also, an appraisal of the equity or assets to be acquired is mandatory. We can’t guarantee you that we can pass such examination and get the approval to acquire any entity of Queen Group. If we are not able to purchase the equity of Queen Group, then we will lose a substantial portion of our ability to control Queen Group and our ability to ensure that Queen Group will act in our interests.

Because we rely on the consulting services agreement with each entity of Queen Group for our revenue, the termination of this agreement will severely and detrimentally affect our continuing business viability under our current corporate structure.

We are a holding company and a substantial part of our business operations are conducted through the contractual arrangements between each entity of Queen Group and Mege Union. As a result, we currently rely for our revenues on dividends payments from Mege Union after it receives payments from Queen Group pursuant to the consulting services agreement. The consulting services agreement may be terminated by written notice of Queen Group or Mege Union in the event that: (a) one party causes a material breach of the agreement, provided that if the breach does not relate to a financial obligation of the breaching party, that party may attempt to remedy the breach within 14 days following the receipt of the written notice; (b) one party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) Mege Union terminates its operations; (d) Queen Group’s business license or any other license or approval for its business operations is terminated, cancelled or revoked; or (e) circumstances arise which would materially and adversely affect the performance or the objectives of the agreement.

Additionally, Mege Union may terminate the consulting services agreement without cause. Because neither we nor our subsidiaries own equity interests of Queen Union, the termination of the consulting services agreement would sever our ability to continue receiving payments from Queen Union under our current holding company structure. While we are currently not aware of any event or reason that may cause the consulting services agreement to terminate, we cannot assure you that such an event or reason will not occur in the future. In the event that the consulting services agreement is terminated, this may have a severe and detrimental effect on our continuing business viability under our current corporate structure, which, in turn, may affect the value of your investment.

Risks Associated With Doing Business in China

Our operations and assets in China are subject to significant political and economic uncertainties over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

Doing business outside the United States, particularly in China, subjects us to various risks including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation.  Changes in the PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.  Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activities and greater economic decentralization.  There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions.  Therefore, we may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

We derive all of our sales in China and a slowdown or other adverse developments in the PRC economy may materially and adversely affect our business.

All of our assets are located in China and our revenue is derived from our operations in China. We anticipate that our revenues generated in China will continue to represent all of our revenues in the near future.  Accordingly, our results of operations and prospects are subject, to a significant extent, on the economic, political and legal developments in China.  We are therefore subject to the risks associated with an economic slowdown or other adverse developments in the PRC.  Any such event could particularly harm our company if discretionary spending on health and beauty services and products in adversely impacted.  Moreover, the industry which we are involved in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our health and beauty services and products.  In addition, the Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in reduced demand for our services and products.  A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

We are dependent on our relationship with the local government in the province in which we operate our business.  Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters.  The central or local governments of in the PRC jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

In addition, another obstacle to our operations in China is governmental, judicial and other corruption. There are significant risks that we will be unable to obtain necessary permits or licenses, or recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, as a result China’s underdeveloped and sometimes corrupt governmental and judicial systems.

Finally, the taxes we pay in the PRC are subject to periodic review by local authorities. We believe that we currently enjoy favorable tax treatment for our business, but there is a risk that our taxes will be higher in the future. Any increases in the taxes we pay would adversely impact our results of operations. Specifically, because of our continued growth, we expect that our fixed taxes for the six sole proprietorships will increase in the future as the fixed tax system is assessed annually based on past perfomance.

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

Future inflation in China may inhibit our activity to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  Rapid economic growth can lead to growth in the money supply and rising inflation.  If prices for our services and products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability.  These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our services and products.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies.  Substantially all of our revenue and expenses are in the Chinese currency, the Renminbi.  We are subject to the effects of exchange rate fluctuations with respect to any of these currencies.  For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market.  Since 1994, the official exchange rate for the conversion of the Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar.  In July 2005, the Chinese government changed its policy of pegging the value of the Renminbi to the U.S. dollar.  Under this policy, which was halted in 2008 due to the worldwide financial crisis, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies.  In June 2010, the Chinese government announced its intention to again allow the Renminbi to fluctuate within the 2005 parameters.  It is possible that the Chinese government could adopt an even more flexible currency policy, which could result in more significant fluctuation of Renminbi against the U.S. dollar, or it could adopt a more restrictive policy.  We can offer no assurance that the Renminbi will be stable against the U.S. dollar or any other foreign currency.

Our financial statements are translated into U.S. dollars at the average exchange rates in each applicable period.  To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations.  Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations.  We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign consolidated subsidiaries into U.S. dollars in consolidation.  If there is a change in foreign currency exchange rates, the conversion of the foreign consolidated subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income.  In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency.  Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.  The availability and effectiveness of any hedging transaction may be limited and we may not be able to hedge our exchange rate risks.

The State Administration of Foreign Exchange (“SAFE”) restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively and to pay dividends.

All of our sales revenue and expenses are denominated in the Chinese currency, Renminbi.  Under PRC law, the Renminbi is currently convertible under the “current account”, which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account”, which includes the registered capital and foreign currency loans of a PRC entity.  Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE, by complying with certain procedural requirements.  However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future.  Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE.  In particular, our PRC operating subsidiaries, borrows foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance our PRC operating subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts.  These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions.  If the foreign exchange control system prevents us from obtaining foreign currency, we may be unable to pay the interest and principal on the Notes, pay dividends or meet obligations that may be incurred in the future that require payment in foreign currency.

Because our principal assets are located outside of the United States and a majority of our directors and our officers will reside outside of the United States, it may be difficult for you to enforce your rights based on the United States federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in the PRC.

All of our officers and four of our directors reside outside of the United States. In addition, our operating subsidiary is located in the PRC and all of its assets are located outside of the United States.  China does not have a treaty with United States providing for the reciprocal recognition and enforcement of judgments of courts.  It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC courts.  Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States federal securities laws or otherwise.

The PRC legal system embodies uncertainties which could limit the legal protections available to us and you, or could lead to penalties on us.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value.  In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries are subject to laws and regulations applicable to foreign investment in China. In addition, all of our subsidiaries and VIEs are incorporated in China and subject to all applicable Chinese laws and regulations. Because of the relatively short period for enacting such a comprehensive legal system, it is possible that the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you, and may lead to penalties imposed on us because of the different understanding between the relevant authority and us. For example, according to current tax laws and regulation, we are responsible to pay business tax on a “Self-examination and Self-application” basis. However, since there is no clear guidance as to the applicability of those preferential treatments, we may be found in violation of the interpretation of local tax authorities with regard to the scope of taxable services and the percentage of tax rate and therefore might be subject to penalties, including but not limited to monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

We may have limited legal recourse under the PRC laws if disputes arise under our contracts with third parties.

The Chinese government has enacted significant laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade.  However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable.  If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies.  The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under the PRC laws, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring.  The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.  Although legislation in China over the past 30 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you.  The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations.

PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate.  Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock, and may also create uncertainties in the future.

In November 2005, SAFE issued a public notice, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such PRC residents are required to complete the registrations under Circular 75 with the relevant foreign exchange authorities. The public notice also suggests that following any disposal of the shares in the offshore holding company, the  PRC residents shall promptly update the registration with the relevant foreign exchange authorities. The PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations.

On August 8, 2006, MOFCOM, joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.  On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings.  However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for our restructuring, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

Also, if later the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock. Furthermore, published news reports in China recently indicated that the CSRC may have curtailed or suspended overseas listings for Chinese private companies.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of Circular 75 and its internal implementing guidelines and the Revised M&A Regulations. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure that our domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

Our labor costs are likely to increase as a result of changes in Chinese labor laws.

We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees. In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws.  The new law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of labor unions.   In addition, under the new law, employees who either have worked for a company for 10 years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches the company’s rules and regulations or is in serious dereliction of his duty.  Should we become subject to such non-cancelable employment contracts, our employment related risks could increase significantly and we may be limited in our ability to downsize our workforce in the event of an economic downturn. No assurance can be given that we will not in the future be subject to labor strikes or that it will not have to make other payments to resolve future labor issues caused by the new laws.  Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some of our competitors, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China.  If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.  Although we inform our personnel that such practices are illegal, we can not assure you that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE.  We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws.

On March 28, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78.”  It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after March 28, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan.  In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to March 28.  We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

In the future, we may adopt an equity incentive plan and make numerous stock option grants under the plan to our officers, directors and employees, some of whom are PRC citizens and may be required to register with SAFE.  If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our shareholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended and the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises (“WFOE”) may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, WFOE is required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds.  These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes.

Furthermore, if our consolidated subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our consolidated subsidiaries are unable to receive all of the revenues from our operations due to these contractual or dividend arrangements, we may be unable to pay dividends on our common stock. In addition, under current PRC law, we must retain a reserve equal to 10 percent of net income after taxes, not to exceed 50 percent of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to our shareholders. We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

As all of our operations and personnel are in the PRC, we may have difficulty establishing adequate western style management, legal and financial controls.

The PRC historically has been deficient in western style management and financial reporting concepts and practices, as well as in modern banking, and other control systems.  We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, and especially given that we expect to be a publicly listed company in U.S. and subject to regulation as such, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.  We may have difficulty establishing adequate management, legal and financial controls in the PRC.  Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act and other applicable laws, rules and regulations.  This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business and the public announcement of such deficiencies could adversely impact our stock price.

An outbreak of a pandemic avian influenza, SARS or other contagious disease may have an adverse effect on the Chinese economy which may adversely affect our results of operations.

During the past four years, large parts of Asia experienced unprecedented outbreaks of avian influenza.  Currently, no fully effective avian flu vaccines have been developed and there is evidence that the H5N1 virus is evolving.  An effective vaccine may not be discovered in time to protect China against an avian flu pandemic. Also, in the first half of 2003, certain countries in Asia experienced an outbreak of severe acute respiratory syndrome, or SARS, a highly contagious form of atypical pneumonia, which seriously interrupted the economic activities in the affected regions.

An outbreak or perceived outbreak of avian flu, SARS or other contagious disease may seriously interrupt our operations, which may have a materially adverse effect on the financial result.

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

We may be required to reform our subsidiaries in China in order to strengthen our control on certain consolidated subsidiaries

Five of our consolidated subsidiaries in China are currently formed as “sole proprietor” as defined under the PRC law.  This “sole proprietor” nature helps facilitate the application process of obtaining operation permits for our consolidated subsidiaries; however, different from the companies with limited liabilities, this sole proprietor nature of these consolidated subsidiaries may prevent us from enforcing the share pledge agreement against their shareholders and hence our contractual control over these subsidiaries may be affected.  We may need to convert these subsidiaries to limited liability companies to strengthen our control thereof.

Risks Associated With Our Common Stock

Shares of our common stock lack a significant trading market.

Our common stock is quoted on the Over The Counter Bulletin Board and also on the Pink OTC Markets under the symbol “SOKF”. These market tend to be highly illiquid.  There can be no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the markets where our stock trades as opposed to securities that trade on a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations, and generally lower trading volume. The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Investors may be unable to sell their shares of common stock at or above their purchase price, which may result in substantial losses.

The limited public trading market may cause volatility in our stock price.

The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us.  Our common stock is thus and will be subject to significant volatility.  Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	liquidity of the market for the shares;

●	actual or anticipated fluctuations in our quarterly operating results;

●	changes in financial estimates by securities research analysts;

●	conditions in pharmaceutical markets;

●	changes in the economic performance or market valuations of other pharmaceutical companies;

●	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	addition or departure of key personnel;

●	fluctuations of exchange rates between RMB and the U.S. dollar;

●	intellectual property litigation;

●	our dividend policy; and

●	general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our stock.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

In connection with the 2010 Private Placement, we and the 2010 Private Placement Investors entered into a Registration Rights Agreement, pursuant to which the holders of a majority of the Purchased Shares and Make Up Shares (collectively, “Registrable Securities”) shall be entitled to one demand registration of their Registrable Securities at any time after June 29, 2011.  Upon the exercise of such right, the Company shall be required to register, on behalf of the holders of the Registrable Securities, their Registrable Securities for public resale.  In addition, the Registration Rights Agreement grants the holders of the Registrable Securities “piggyback” registration rights with respect to their Registrable Securities that would include, subject to certain exception, such Registrable Securities in any resale registrations afforded by the Company to other selling stockholders of the Company; provided however, the holders of the Registrable Securities shall not have “piggyback” registration rights in connection with any primary offering by the Company prior to the close of business on June 29, 2011. All of such Registrable Securities with a total number of 5 million may be freely sold and transferred after such registration statement becomes effective. We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. Sales of shares of our common stock in the public market covered under an effective registration statement, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our stockholders.

Our certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock with $.001 par value.  There are currently 20,231,889 shares of our common stock and no shares of our preferred stock outstanding. An additional 2,160,000 shares of common stock are reserved for issuance upon the exercise of outstanding warrants and 350,000 shares of common stock are reserved for issuance upon the exercise of outstanding stock options.  As a result, there are approximately 479,768,111 authorized and unissued shares of our common stock and 10,000,000 shares of our preferred stock which have not been reserved and are available for future issuance. Although we have no commitments as of the date of this offering to issue our securities, we may issue a substantial number of additional shares of our securities to complete a business combination or to raise capital.  The issuance of additional shares of our securities may cause economic and percentage dilution to our stockholders and may adversely affect prevailing market prices for our common stock.

Our management and directors own a significant amount of our common stock, giving them influence or control in corporate transactions and other matters, and their interests could differ from those of other stockholders.

As of the date of this Annual Report, our management and directors as a group own 45.0% of our outstanding common stock. As a result, they are in a position to significantly influence the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of any amendment to our articles of incorporation or bylaws, and the approval of significant corporate transactions. Their control may delay or prevent a change of control on terms favorable to our other stockholders and may adversely affect your voting and other stockholders rights.

Compliance with changing regulation of corporate governance and public disclosure, and our management’s inexperience with such regulations, will result in additional expenses and creates a risk of non-compliance.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting.  Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.  In addition, our management is located in the PRC had has relatively little experience with compliance with U.S. laws (including securities laws).  This inexperience may cause us to fall out of compliance with applicable regulatory requirements, which could lead to enforcement action against us and a negative impact on our stock price.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is currently and will be quoted for trading on OTCBB, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act, as amended.  Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in SEC Rules 15-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, SEC Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We have never paid cash dividends on our common stock and we do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of common stock at or above the price they paid for them.

Item 2.            Description of Property

SOKO and Mege Union have their corporate offices at 194 Guogeli Street, Heilongjiang Province, Harbin, China 150001 which is leased by SOKO from Chairman Mr. Tong Liu.  As of May 31, 2010, we operate all facilities through standard tenancy agreements with third parties and/or our Chairman Mr. Tong Liu (see “Item 13.  Certain Relationships and Related Transactions”). The table below contains information about our open facilities:

No.	Name	Address	Area (Meter Squares)	Expiration Date
1.	Daoli Spa	7 Yushan Road, Nangang District, Harbin, China	1,000	December 31, 2011
2.	Daowai Spa	107 Jinyang Street, Daowai District, Harbin, China	317	December 31, 2011
3.	Xuanhua Spa	380-400 Xuanhua Street, Nangang District, Harbin, China	2,000	October 14, 2018
4.	Nangang Spa	108 Jiejing Street, Nangang District, Harbin, China	1,097	January 1, 2013
5.	SOKO International Fitness Center	7 Yushan Road, Nangang District, Harbin, China	4,800	December 31, 2013
6.	Legend Spa	389 Hanshui Road, Nangang District, Harbin, China	1,120.63	May 19, 2013
7.	Yoga Wave	96 Zhonghua Road, Heping District, Shenyang, China	5,700	November 14, 2017
8.	Lea Spa	68 Ganshui Road, Kaifa District, Harbin, China	1,000	October 31, 2017
9.	Harbin SOKO Spa	7 Yushan Road, Nangang District, Harbin, China (same as SOKO International Fitness Center)	200	December 31, 2013
10.	Shenyang Queen Beauty Spa	96 Zhonghua Road, Heping District, Shenyang, China	500	November 14, 2017
11.	Harbin Xinyang Spa	330 Xinyang Road, Daoli District, Harbin, China	200	November 30, 2018
12.	Yoga Wave II	124 Huigong St. Shenhe District, Shenyang, China	1,212	March 21, 2009
13.	SOKO Beijing Natural Beauty Fitness	3F-4F, Time Square, North Building, Huilongguan Residential Zone, Changping District, Beijing, China	2,500	December 27, 2012

14.	SOKO Beijing Natural Fitness II	1 Second Zone of Fengyayuan, Huilongguan Residential Zone, Changping District, Beijing, China	2,764.86	August 30, 2027
15.	Daoli Fitness	Long Dian Building, 12 Xibadao Street, Daoli District, Harbin, China	1,500	March 31, 2020
16.	Legend Spa Central Club	Long Dian Building, 12 Xibadao Street, Daoli District, Harbin, China	2,500	March 31, 2020
17.	Yoga Wave Harbin	Long Dian Building, 12 Xibadao Street, Daoli District, Harbin, China	1,500	March 31, 2020
18.	Lea Spa Xishan Club	No.89,Xingshikou Road, Haidian District, Beijing	1,000	December 31, 2019
19.	Harbin Queen Medical Beauty Spa	107 Jingyang Street, Daowai District, Harbin, China	Share the same premise with Daowai Spa	December 31, 2011
20.	Yoga Wave Beijing	The Westin Beijing Chaoyang 7 North Dongsanhuan Road Chaoyang District Beijing, China	197.5	June 15, 2012

In addition we entered into a standard lease agreement for new facilities that are under construction.

The classrooms used by Queen Beauty Vocational Skill Training School are owned by Harbin Queen Beauty Demonstration Center, which permits the school to use them without fee.

Item. 3            Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.  Should any liabilities incurred in the future, they will be accrued based on management’s best estimate of the potential loss. Furthermore, management does not believe that there are any proceedings to which any director, officer, or affiliate of our company, any owner of record of the beneficially or more than five percent of our common stock, or any associate of any such director, officer, affiliate of our company, or security holder is a party adverse to our company or has a material interest adverse to our company.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities.

Market Information

Our common stock trades on the OTCBB under the symbol “SOKF.” From March 13, 2007 until July 16, 2008, our common stock traded on the OTCBB under the symbol “AMHG.” The following table sets forth the high and low intra-day prices per share of our common stock for the periods indicated, which information was provided by the Pink OTC Markets (the “OTCQB”). Prior to May 28, 2008, shares of our common stock traded very infrequently and the actual price information is not readily available. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
First Quarter Fiscal 2009 (through August 31, 2008)	$2.25	$0.50
Second Quarter Fiscal 2009 (through November 30, 2008)	$1.02	$0.40
Third Quarter Fiscal 2009 (through February 28, 2009)	$1.20	$0.81
Fourth Quarter Fiscal 2009 (through May 31, 2009)	$1.55	$0.10
First Quarter Fiscal 2010 (through August 31, 2009)	$4.00	$1.55
Second Fiscal Quarter 2010 (through November 30, 2009)	$3.15	$2.50
Third Fiscal Quarter 2010 (through February 28, 2010)	$4.45	$2.65
Fourth Fiscal Quarter 2010 (through May 31 , 2010)	$4.94	$3.55

On August 27, 2010, the closing price of our common stock as reported on the OTCQB was $4.33.

Holders

As of August 30, 2010, there were 20,231,889 shares of our common stock outstanding held by approximately 18 stockholders of record.  The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Securities Authorized for Issuance under Equity Compensation Plans

We have no stock option plan.  However, we have granted individual compensatory stock options to our senior and middle level officers, independent directors and consultants, as set forth in the table below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	350,000	3.07	0
Equity compensation plans not approved by security holders	0	0	0
Total	350,000	3.07	0

An aggregate of 130,000 shares of our common stock have been issued to our three independent directors, Messrs. Chen, Kory and Zhang.  On July 8, 2008, Mr. Kory received an option to purchase 50,000 shares of our common stock, expiring on July 8, 2013, at an exercise price of $1.47 per share. All such options have vested.  On March 2, 2009, each of Messrs. Chen, Kory and Zhang received an option to purchase 20,000 shares of our common stock, expiring on March 2, 2012, at an exercise price of $1.47 per share.  Sixty percent of the options granted to Messrs. Chen and Zhang have vested and the remaining 40% shall vest on March 2, 2011 provided that they remain associated with SOKO at that time.  The option granted to Mr. Kory on March 2, 2009 vested in full on the date of grant. On May 26, 2010, Mr. Zhang received an option to purchase 20,000 shares of our common stock at an exercise price of $3.80 expiring on May 6, 2013.  The option vests in three equal installments, on May 26, 2010, May 7, 2011 and May 7, 2012. Options to purchase 50,000 shares of our common stock were granted to Ms. Xia Yu, our Chief Financial Officer and a director, with 20% vesting May 26, 2010, 40% vesting on May 7, 2011, and 40% vesting on May 7, 2012, provided that Ms. Xia Yu remains an officer of SOKO on the vesting dates. On May 26, 2010, our Compensation Committee approved issuances of options to purchase 170,000 shares of our common stock in total to our senior or middle level management and one consultant which options have a exercise price of $4.15 and shall vest 20% on May 7, 2010, 40%, on May 7, 2011 and 40% on May 7, 2012, provided that such optionee remains an officer of SOKO on the vesting dates.

Repurchases of Equity Securities.

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the period covered by this Annual Report other than what were disclosed in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 6.   Selected Financial Data

Not required.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The comments made throughout this Annual Report should be read in conjunction with our financial statements and the notes thereto, and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information.  When used in this discussion, the words, “believes,” “anticipates,” “expects,” “projects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. SOKO does not undertake to publicly update or revise any of its forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider our discussions regarding the various factors, which affect company business, included in this section and elsewhere in this Annual Report.

Our Business

We operate distinctive fitness centers, beauty salons and spas in key cities in Northeastern China as well as in suburban and central Beijing.  Our beauty salons and spas provide services that include, but are not limited to, skincare, hair dressing, manicure, pedicure, body care, massage, weight loss therapy and non-invasive or minimally invasive medical beauty procedures.  Our goal is to provide programs, services and products that combine exercise, education and nutrition to help our members and clients achieve their fitness and beauty goals, to help them lead a healthy way of life and to achieve a richer lifestyle. We continue to implement growth and expansion plans, and our goal is to build or acquire interests in 10 or more facilities in fiscal 2011. As we undergo these changes in our business, we believe we will incur a significant increase in our operating expenses, mainly due to construction costs, increased rent expenses, salaries and benefit costs and sales commissions.  We expect to fund our operations and these new facility openings with current operating cash flow, cash flow from organic growth and short-term bank loans as well as the proceeds from the 2010 Private Placement.  We may also seek additional financing in the form of debt, equity or convertible security offerings to fund our growth if we open more facilities than we plan.

We have been focusing our marketing efforts in relatively economically established second tier cities and aiming to build market share in these second tier cities.  We believe this strategy will help us accelerate our growth and expansion, build economies of scale, establish barriers to entry for our competitors and avoid negative impact resulting from possible initial operating losses from new facilities.

In fiscal 2011, we plan to continue to implement our strategies of positioning SOKO as a provider of high-end professional services to the emerging middle class in China, to train and retain high quality professionals through our Beauty School, to provide high-quality, high-end, specialized services to our customers, maintain a high retention rate, and to reduce our costs by leveraging economies of scale through the opening of new facilities.

For the fiscal year ended May 31, 2010, our beauty and spa operations accounted for approximately 77% of our revenue, fitness operations accounted for approximately 18 % of our revenue and miscellaneous activities (including our beauty school) accounted for the remaining 5 % of our revenue.   We expect that this revenue breakdown will remain relatively stable in the future.

Our working capital is used for operational costs, the development of new facilities, and other capital expenditures necessary to maintain existing facilities.  Historically, we have satisfied our working capital needs through cash from operations which mainly come from non-refundable membership fees and prepaid non-refundable fees for membership and/or treatments and various short-term borrowing arrangements.   Membership fees for members who pay monthly are recognized in the period in which facility access is provided. The membership fees for all fitness centers other than Yoga Wave centers (which includes Yoga Wave, Yoga Wave II, Yoga Wave Harbin and Westin Yoga Wave which is currently under construction) and the membership fees from members of our Yoga Wave centers who pay their monthly membership fees up-front (both new membership sales and membership renewals) as well the non-refundable initial membership fees payable by the members of our Yoga Wave centers are amortized over the period of the contract commencing with the first month of the new member contract or renewal contract, as applicable.  All sales of prepaid spa treatments are recorded as deferred revenue upon initiation and are recognized proportionally when each treatment is provided.

Based on our current membership and client level and fee structure (including the acceptance of members of our fitness centers to prepay their membership fees for the full term of their membership), available short-term financing and past experience with respect to membership and client increase, we believe that our existing cash reserves, cash flow provided by short-term loans, and cash flow from operations are sufficient to support annual growth in the number of memberships and clients and number of facilities similar to our growth in these areas in the past for approximately two (2) years and our planed new openings in fiscal 2011.  However, we might need additional financing in the form of debt, equity or convertible security offerings to fund our organic and acquisitive growth in the future as we open more and more facilities.  In order of priority, with current operating cash flow, we have prioritized our potential growth, focusing on the opening of new facilities first.  Any additional capital expenditures are made first to upgrade our existing facilities to attract new members and clients and keep existing ones and then to acquisitions of facilities from other parties.   As we identify potential acquisition targets that fall within our target demographic, we may pursue sources of additional capital through various means, including joint venture projects and debt or equity financings in an effort to accelerate our growth.  We have access to short-term lending facilities which are used to support our organic growth in the future.  We had the following $2,196,869 loans with Shanghai Pudong Development Bank outstanding on May 31, 2010

			Balance at May 31,2010

a	)	Loan payable to Shanghai Pudong Development Bank with a one year term from July 30, 2009 to July 29, 2010 at a fixed interest rate of 0.398% per month	$381,125

b	)	Loan payable to Shanghai Pudong Development Bank with a one year term from November 24, 2009 to November 23, 2010 at a fixed interest rate of 0.3983% per month	$1,084,236

c	)	Loan payable to Shanghai Pudong Development Bank with a term from September 4, 2009 to July 29, 2010 at a fixed interest rate of 0.3982% per month	$732,508

These loans are used for daily operations, renovating existing facilities and the construction or acquisition of new facilities.  We are current with all obligations under the terms of these loan facilities and not in breach of any covenant thereof.  Based on our loan performance and good relationship with the lender, we believe that the lender is willing to renew our current short-term loans and/or provide new short-term loans with a maximum total amount of approximately $5 million in the future. As all of the members of our fitness centers other than Yoga Wave centers are required to prepay, on a non-refundable basis, their membership fee for the entire term for which they sign-up, approximately 60% of our members of our Yoga Wave centers choose to prepay, on a non-refundable basis, their monthly membership fees for the full term of their membership, and as the clients of our beauty salons and spas, to the extent they purchase multiple treatments, are required to prepay on a non-refundable basis for all treatments and products used for those treatments, we expect to able to prepay short-term lending facilities from such fees.

Results of Operation

For the Fiscal Years Ended May 31, 2010 Compared to May 31, 2009

	Year Ended May 31,		$	%
	2010	2009	Change	Change
Revenues
Professional Services	$19,093,508	$11,284,644	$7,808,864	69.2%
Sales of Product	$4,061,234	$3,624,257	$436,977	12.1%
Membership Fees	$5,436,860	$2,977,462	$2,459,398	82.6%
Tuition	$1,340,072	$1,682,744	$(342,672)	(20.4)%

Total Revenues	$29,931,674	$19,569,108	$10,362,566	53.0%

Cost of Sales	$9,512,745	$6,591,906	$2,920,839	44.3%
Gross Profit	$20,418,929	$12,977,202	$7,441,727	57.3%

Operating Expenses	$10,258,668	$5,902,059	$4,356,609	73.8%

Income Tax Provision	$114,301	$42,667	$71,634)	167.9%

Net Income attributable to SOKO Fitness & Spa Group, Inc.	$10,440,690	$7,030,500	$3,410,190	48.5%

Revenues:

Revenues for the fiscal year ended May 31, 2010 increased by approximately $10.4 million or 53.0 % to $29.9 million as compared to $19.6 million for the fiscal year ended May 31, 2009. Although we did not increase the prices for our services and products from year to year, our sales growth was driven by increasing sales from new facilities, our existing members and clients, sales of add-on services to members and clients, cross sales of our services and our continued efforts to attract new members and clients in new and existing facilities.  Our member and client base increased as follows:

	Year Ended May 31,
	2010	2009

Fitness Memberships	18,128	13,000
New Memberships	8,119	4,890
Old Memberships that were renewed	10,009	8,110
Memberships that were not renewed	2,991	1,890

Beauty Salon and Spa Clients	21,192	19,500
New Clients	3,699	11,068
Recurring Clients that purchased additional treatments	17,493	8,432
Clients that did not purchase additional treatments	2,007	1,568

Compared to fiscal year ended May 31, 2009, beauty and spa revenues increased by 81.3%, driven by an increase in per customer spending and the number of clients and the opening of new facilities. Fitness and yoga revenues increased by 82.6%, driven by our marketing efforts to attract more members, the acquisition of new facilities and the increased revenues from our add-on services to our members.  Revenues other than beauty and spa revenue and fitness and yoga revenue decreased by 24.7 % because we offered fewer classes to the beauty school students while we provided more training to our employees in fiscal year ended May 31, 2010.

Cost of Sales:

Cost of sales, which includes costs of the products sold and used, inbound freight costs, cost of direct labor and overhead, was approximately $9.51 million for the fiscal year ended May 31, 2010 as compared to $6.59 million for the fiscal year ended May 31, 2009.  The $2.92 million, or 44.2%, increase is attributable to an increase in sales. Cost of sales as a percentage of revenue decreased from 33.69% to 31.78% mainly due to the increase in revenue generated from medical beauty treatments, which have relatively higher gross margins and utilize fewer beauty products compared with other services. We also lowered our costs of products sold by reaching agreements with our vendors to purchase products at more favorable rates.

Gross Profit:

We achieved gross profit of $20.4 million for the fiscal year ended May 31, 2010, compared to $12.9 million for the previous year, representing a 57.3 % or approximately $7.4 million year-over-year increase. Our overall gross profit margin as a percentage of revenue was 68.2 % for the fiscal year ended May 31, 2010, compared to 66.3 % for the previous year. The improvement of our gross profit margin was mainly driven by the shift from our lower-margin professional beauty and spa services and sales of products to higher-margin services (i.e., beauty treatment and yoga services) during fiscal 2010.

Operating Expenses:

Our operating expenses, consisting of selling, general and administrative expenses, increased by approximately $4.4 million to $10.3 million for the fiscal year ended May 31, 2010 from $5.9 million for the previous year. This increase in selling, general and administrative expenses was mainly attributable to increase in amortization of leasehold improvement in connection with new facilities, increased rental expenses for new and existing facilities and other expenses that contributed to our growth in sales.

Other Income (Expenses):

Other income (expenses), consisting primarily of interest expenses, penalty, donation, training tuitions, and other miscellaneous expenses, increased by $0.44 million to $0.15 million income for the fiscal year ended May 31, 2010 from $0.29 million expense for the previous year. The increase was due to the increase in the sales of sports cloths, beverage, nutrition supplements and yoga mat and locker rental.

Income Tax Provision:

Our provision for income taxes for the fiscal years ended May 31, 2010 and 2009 were $114,301 and $42,667, respectively, an increase of $71,634 or 167.9% from year to year.  The increase in income taxes provisions was largely due to growth in revenue. Revenues from our fitness centers are usually taxed at a regular rate of 25% while revenues generated from our beauty and spa facilities are generally subject to a fixed tax rate, which is lower than 25%. As six of the Queen Group entities were formed as individually-owned sole proprietorships, we will not be subject to enterprise income tax rate and the income taxes for sole proprietorships are assessed annually by the local tax authority based on the sole proprietorship’s past performance, creation of jobs and other factors. However, because of our continuing growth, we expect our fixed taxes for the six sole proprietorships will increase in the future as the fixed tax system is assessed annually based on past performance.

Net Income Attributable to SOKO Fitness & Spa Group, Inc.:

Net income attributable to SOKO Fitness & Spa Group, Inc. for the fiscal year ended May 31, 2010 increased by approximately $3.4 million to $10.4 million as compared to $7.0 million for the previous year, representing a 48.5% increase year-to-year. This increase was mainly attributable to our 53.0% increase in revenues, coupled with our ongoing efforts to cut costs.

Our fitness membership and beauty salon and spa client base turns over at a rate of approximately 16.5 % and 9.47%, respectively, per year.  We believe that this turnover rate is reasonable and acceptable within our target market. We continue to strengthen our marketing strategies, enhance our facilities to provide a state-of-the-art experience for our fitness members and beauty and spa clients, and increase the knowledge and skill level of our staff in an effort to minimize turnover.  We believe that our revenue will continue to increase primarily as a result of our continued expansion of products and services, emphasis on enrolling new members and attracting new clients and improving member/client retention, and our strong focus on promoting the SOKO® and Queen’s Beauty® brands.  As we develop higher margin offerings (such as spa services and medical beauty services), our profits and margins should continue to grow going forward.

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

Liquidity and Capital Resources

For the Fiscal Years Ended May 31, 2010 Compared to May 31, 2009

	Year Ended May 31,
	2010	2009
Cash provided by (used in):
Operating Activities	$14,315,747	$9,385,023
Investing Activities	$(7,840,843)	$(8,675,665)
Financing Activities	$9,787,500	(391,432)

Cash Provided by Operating Activities

Cash provided by operating activities totaled approximately $14.3 million for the fiscal year ended May 31, 2010 as compared to approximately $9.4 million in the previous year, an increase of approximately $4.9 million year to year. The increase in our cash provided by operations was primarily due to the increase in our net income of $3.4 million and a $3.4 million increase in unearned revenue due to the increase in sales of memberships and pre-paid programs to our new customers and in our new facilities, as well as an increase of $2.1 million in deposit to suppliers due to the return of deposits by a major supplier, offset by a $5.4 million increase in our advances to suppliers. We increased our advances to suppliers in the fiscal year ended May 31, 2010 in anticipation of significant increase in purchases from these suppliers.

Cash Provided by Investment Activities

We invested $6.4 million in fixed assets and construction in process for the fiscal year ended May 31, 2010 as compared to $8.4 million in the previous year. The investments were a part of our development plans, which include continuous renovation of our existing facilities and construction of new venues.  In addition, we paid cash for business acquisition of $1.3 million for the fiscal year ended May 31, 2010 as compared to $302,156 in the previous year. Another $84,496 was paid for accounting software for the year ended May 31, 2010.

Cash Provided by Financing Activities

Cash provided by financing activities totaled approximately $9.8 million for the fiscal year ended May 31, 2010 as compared to negative $0.4 million in the previous year, an increase of approximately $10.2 million year to year. On April 29, 2010, we entered into a Stock Purchase Agreement with certain institutional and accredited investors relating to a private placement of 3,125,000 shares of our common stock, for aggregate gross proceeds of approximately $10 million. We received net proceeds of $9,787,500 in connection with this financing after the reduction of $212,500 in legal and other expenses and escrow agent in connection with the financing.

For the fiscal year ended May 31, 2010, we entered into short-term commercial loans with Shanghai Pudong Development Bank in the aggregate amount of $2,196,869 and paid off a commercial loan with Shanghai Pudong Development Bank in the amount of $3,660,997.  The short term loans include the following:

		Balance at May 31,
		2010	2009

(a)	Loan payable to Shanghai Pudong Development Bank with a one year term from July 30, 2009 to July 29, 2010 at a fixed interest rate of 0.398% per month	$381,125	$-

(b)	Loan payable to Shanghai Pudong Development Bank with a one year term from November 21, 2008 to November 20, 2009 at a fixed interest rate of 0.4995% per month	$-	1,025,171

(c)	Loan payable to Shanghai Pudong Development Bank with a term from January 5, 2009 to November 20, 2009 at a fixed interest rate of 0.4995% per month	$-	1,171,624

(d)	Loan payable to Shanghai Pudong Development Bank with a one year term from November 24, 2009 to November 23, 2010 at a fixed interest rate of 0.3983% per month	1,084,236	-

(e)	Loan payable to Shanghai Pudong Development Bank with a term from September 4, 2009 to July 29, 2010 at a fixed interest rate of 0.3982% per month	731,508	-
		$2,196,869	$2,196,795

Interest expense paid for the above short term loans totaled $118,253 and $66,121 for the fiscal years ended May 31, 2010 and 2009, respectively.   We are current with all of our obligations under the terms of the outstanding loan facilities from Shanghai Pudong Development Bank and not in breach of any covenant thereof.  Because of our performance on the loan facility and our good relationship with the bank, we believe that the bank will be willing to provide new and/or additional short-term facilities with a maxim total amount of approximately $ 5 million in the future.

Capital Expenditures

On March 1, 2008, Mege Union entered into an acquisition agreement with Shengchao to acquire 51% of Shengchao’s interest in Yoga Wave. The acquisition cost was RMB12, 000,000 (approximately US$1.7 million at the date of signing). The results of operations of Yoga Wave were included in the consolidated results of operations commencing March 1, 2008.

On July 1, 2008, Mege Union completed the acquisition of 100% of the interest of Lea Spa for RMB8,000,000 (approximately  US$1.1 million at the date of signing of the acquisition agreement).  As a result, Lea Spa is a direct subsidiary of Mege Union located in the Sofitel Wanda Harbin Hotel engaged in the business of providing professional spa services.

On May 31, 2009, Mege Union entered into an acquisition agreement with Starway Asia Limited to purchase 51% interest of the Yoga Wave II, a Yoga studio located in the city of Shenyang.  The acquisition cost was RMB2,042,040 (approximately US$0.3 million at the date of signing), payable on signing. The transaction was completed in June 2009.

On December 1, 2009, Mege Union entered into an equity transfer agreement with Beijing Natural Beauty Fitness Services Ltd. for the acquisition of 51% of the equity interest in two fitness clubs in suburban Beijing for RMB 10 million (approximately U.S. $1.50 million).  Mege Union also made a $1.17 million investment advance for the acquisition as of November 30, 2009.  The transaction was completed on December 1, 2009.

The general purpose of the acquisitions of Lea Spa, Yoga Wave and Yoga Wave II is to expand our business presence in the Shenyang and Harbin markets, resulting in a maximization of profits.  The general purpose of the Beijing acquisitions was to establish a presence in that market.  The funds used for the acquisitions came from the following sources:

Fund Source	Amount	Percentage of Acquisition Cost

Short Term Loan	$811,125	18.3%
Corporate Funds raised in Financing	$793,711	17.9%
Existing Profits	$2,823,852	63.8%
Total	$4,428,688	100.0%

We have also committed to upgrade and retrofit new and existing operations in several locations to maximize our appeal to existing and new clients in those locations as well as constructing new facilities, thus increasing our potential profit for the future. In general, upgrading and retrofitting our facilities consists of cosmetic renovation, purchasing state-of-the-art equipment, if appropriate, and reconfiguring space to add attractive amenities that are designed to appeal to a more sophisticated member and client base. As part of our commitment to upgrade existing facilities, we entered into a new lease for our existing Kunlun beauty salon and spa at a new location and, as a result thereof, changed its commercial name to Xuanhua Spa in June 2010.

We also entered into new lease agreements for three facilities, one fitness center, a Yoga Wave facility and a beauty salon and spa, all to be located in the Long Dian Building in Harbin.

We believe that our brand name has value.  As part of our long-term growth strategy, we anticipate capitalizing on this value by establishing an upscale network of fitness centers and beauty salons and spas to expand our territory and member and client base. We believe that there is significant potential for our growth going forward.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Principal of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include the financial statements of SOKO, Wealthlink, Mege Union and its wholly-owned subsidiaries, Harbin Tai Ai Beauty Co., Ltd., (“Lea Spa”) ,and Harbin Legend Beauty Co., Ltd., (“Legend Spa”) and its majority-51% owned Shenyang Letian Yoga Fitness Center (“Yoga Wave”), 51% majority-owned Beijing Natural Beauty Services Limited and, 51%majority-owned Shenyang Starway Fitness Co., Ltd. (“Yoga Wave II”) and Beijing Tai Ai Management Consulting Co., Ltd (in the process of applying for business license), as well as Mege Union’s variable interest entity (“VIE”), Queen Group. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

Use of Estimates

In preparing the financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories.  Actual results could differ from those estimates.

Subsequent Events

Our management has evaluated subsequent events that have occurred through the issuance date of this financial statement. Mege Union entered into a joint venture agreement with Shanghai Ouhua Medical Equipment Co., ltd (“Ouhua”) to set up a company in which Mege Union will hold 51% and Ouhua will hold 49% of the equity interest. As of the date of this Annual Report, Mege Union contributed approximately $75,000 into the new joint venture. We are in the process of applying business license for this new joint venture. Other than that we are not aware of any significant events which occurred subsequent to the balance sheet date that would have a material impact on our financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flow, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts and Other Receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

We use the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate.

Inventories

Inventory is mainly composed of hair care supplies, skin care supplies, sport suits, beverage, and yoga mat. Inventories are stated at the lower of cost or market, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchases and supplies for providing the beauty treatment.

Property, Equipment and Construction in Progress and Finite Life Intangible Assets

Property and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Building	15 years
Building Improvements	10 years
Machinery and equipment	5 years
Computer, office equipment and furniture	5 years
Automobiles	5 years

The carrying value of property, plant and equipment and finites life intangible assets are assessed annually and when factors indicating impairment is present, the carrying value of the fixed assets is reduced by the amount of the impairment. We determine the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

The carrying value of property, plant and equipment is assessed annually and when factors indicating impairment is present, the carrying value of the fixed assets is reduced by the amount of the impairment. We determine the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest

Interest Capitalization

For loans to finance constructions and provide for working capital, we charge the borrowing costs related to working capital loans to interest expense when incurred and capitalize interest costs related to construction developments as a component of the construction costs. The interest to be capitalized for a construction is based on the amount of borrowings related specifically to such construction. Interest for any period is capitalized based on the amounts of accumulated expenditures and the interest rate of the loans. The interest capitalization period begins when expenditures have been incurred and activities necessary to prepare the asset (including administrative activities before construction) have begun, and ends when the construction is substantially completed. Interest capitalized is limited to the amount of interest incurred.  The interest rate used in determining the amount of interest capitalized is the weighted average rate applicable to the construction-specific borrowings.

Our significant judgments and estimates related to interest capitalization include the determination of the appropriate borrowing rates for the calculation, and the point at which capitalization is started and discontinued. Changes in the rates used or the timing of the capitalization period may affect the balance of property under development and the costs of sales recorded.

Goodwill and Indefinite Lives Intangibles

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

Stock-Based Compensation

Our expected volatility assumption is based on the historical volatility of our common stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures for the group received stock-based compensation.

Revenue Recognition

Sales revenue is generally recognized when services are provided and payments of the customers are received or collections are reasonably assured. Payments received in advance from members but not yet earned are recorded as deferred revenue.

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

Comprehensive Income

We discloses all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income arose from the changes in foreign currency exchange rates.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Earnings per Share

We use complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Foreign Currency Translation

We use the United States dollar (“US Dollars”) for financial reporting purposes.  Mege Union, its subsidiaries, and the Queen Group maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted.

In general, for consolidation purposes, we translate its assets and liabilities into US Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the financial statements are recorded as accumulated other comprehensive income.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. The rate of exchange on May 31, 2010 was US$1.00 = RMB6.8279 and on May 31, 2009 was US$1.00 = RMB6.82813. The weighted average translation rate of US$1.00 = RMB6.8287 was applied to our income statement for the fiscal year ended May 31, 2010.

Risks of Losses

We are potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that our operations are in China, where business insurance is not readily available.  If: (i) information is available before our financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.

Recent Accounting Pronouncements

In December, 2009, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities which is effective for fiscal year beginning after November 15, 2009. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. We believe that the adoption of this ASU will not have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted this ASU in the third quarter of fiscal year 2010.

Income Taxes

Corporate Income Tax

Wealthlink is a tax exempted company incorporated in Cayman Islands since it conducts all of its business through Mege Union’s subsidiaries, and Mege Union’s variable interest entity, Queen Group in China.

As of May 31, 2010, Queen Group includes six individually-owned sole proprietorships which, under the PRC laws, are generally exempted from paying any corporate level income taxes unless they are otherwise assessed by the local authority. These entities under Queen Group are generally subject to a fixed-rate income tax assessed by the local tax authority. Under the fixed-rate income tax system which is applicable to individually-owned sole proprietorships, generally 10% of the annual gross revenues from each entity are deemed Taxable Net Income (“TNI”) for income tax purpose, without giving consideration to the costs and operating expenses. The income tax is then levied at 25% of the TNI.

Legend Spa and Lea Spa, both wholly-owned subsidies of Mege Union, are also subject to a similar fixed-rate income tax system as the sole proprietorship. While Legend Spa’s TNI is taxed at 25%, Lea Spa’s TNI is currently levied at only 20%.

All the other subsidiaries and Queen Group entities are subject to a 25% income tax rate, which is subject to periodic review and change by local PRC authorities. Specifically, because of our continued growth, we expect that our fixed taxes for the six sole proprietorships will increase in the future as the fixed tax system is assessed annually based on past perfomance.

Our provisions for income taxes for the fiscal years ended May 31, 2010 and 2009 were $114,301 and $42,667, respectively.

The following table reconciles the U.S. statutory rates to our effective tax rate for the twelve months ended May 31, 2010 and 2009:

	For the Twelve months Ended May 31,
	2010	2009
US statutory rates	34%	34%
Foreign income not recognized in USA	(34)%	(34)%
China income tax	25%	25%
Tax exemption	(23.9%)	(24.4)%
Total provision for income tax	1.1%	0.6%

SOKO was incorporated in Delaware. It incurred a net operating loss on its own, including amortization of stock-based compensation of $1,155,134 and $611,825 for U.S. income tax purposes for the fiscal years ended May 31, 2010 and 2009, respectively. The net operating loss carry forwards may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to our business operations being primarily conducted in China and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance as of May 31, 2010 and 2009, respectively for the temporary difference related to the loss carry-forwards. The valuation allowances for the fiscal years ended May 31, 2010 and 2009 were $392,746 and $208,021, respectively.

We intend to invest undistributed earnings in foreign subsidiaries indefinitely and these undistributed earnings are essentially permanent in duration.

Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union and its subsidiaries.  Except Harbin Huang Emperor & Golden Gym Club Co., Ltd., and the newly acquired majority-owned BNBS which are subject to 3% of its actual revenue, and Yoga Wave, Yoga Wave II which are subject to 5% of their actual revenue, all other entities are subject to either 3% or 5% of the pre-determined fixed revenue.

Taxes payable as of May 31, 2010 and 2009 consisted of the following:

	As of May 31,
	2010	2009
Business sales tax payable	25,515	296,887
Corporate income tax	86,704	11,692
Other	32,379	51,650

Total taxes payable	$144,598	360,229

Item 8.   Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto and the report of Friedman LLP, our independent registered public accounting firms, are set forth on pages F-1 through F-26 of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Other than what was disclosed in the Current Report on Form 8-K which is filed January 15, 2010, there were no changes or disagreements.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).

As of May 31, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to certain significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting.  This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principals (“GAAP”) standards, especially related to complicated accounting issues.  This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.  The Company’s internal audit function is significantly deficient due to insufficient qualified resources and appropriate system to perform such function. Therefore, the ability to prevent and control lapses and errors in our accounting function could not be rendered effectively.

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

Based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

·
The Company has acquired a new financial software system that it expects will be operational by the end of the quarter ended August 31, 2010. Management believes that the use of this modern database-oriented financial and accounting system will improve our ability to perform detailed analysis and reporting and reduce the monthly, quarterly and annual information cycles, as related to accounting and compliance reporting. Additionally, we are providing training related to the business process changes and the financial reporting system software to individuals using the financial reporting system to carry out their job responsibilities, as well as those who rely on the financial information.  We anticipate that the implementation of this module will strengthen the overall systems of internal controls due to enhanced automation and integration of related processes.

·
We are evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

·	We plan to engage an outside, independent internal controls consultant to assist us in addressing the aforementioned deficiences and generally provide guidance on proper U.S. accounting practices.

·	We will increase our accounting and financing personnel resources, by retaining more U.S. GAAP knowledgeable financial professionals.

These remedial measures being undertaken may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future.  If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements, (iii) the Company may be required to again restate prior period financial results, (iv) the Company may be subject to litigation and/or regulatory proceedings, and (v) the Company’s business and operating results may be harmed.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting subject to the above corrective actions with regard to significant deficiencies or material weaknesses that occurred during the fiscal quarter ended May 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following sets forth certain biographical information concerning our directors and executive officers as of May 31, 2009:

Name	Position	Age

Tong Liu	Chief Executive Officer, Chairman of the Board	42
Xia Yu	Chief Financial Officer, Director	40
Yang Chen	Director	33
Su Zhang	Director	38
Gideon E. Kory	Director	50

Tong Liu, 42, has served as our Chief Executive Officer and Chairman of the Board since the consummation of the Share Exchange on April 11, 2008.  Mr. Liu has served as Chief Executive Officer and Director of Wealthlink and Mege Union since their formation in 2007.  He was the Chief Executive Officer of Harbin Queen Beauty Demonstration Center from July 1993 until June 2007.  Mr. Liu’s experience includes management and development of professional fitness, beauty salon and lifestyle and spa businesses.  Mr. Liu graduated from Harbin Workingman Occupation University in 1991 with a degree in Industrial and Civil Architecture.

Xia Yu, 40, has served as our Chief Financial Officer and a Director since consummation of the Share Exchange on April 11, 2008.  Ms. Yu has served as Chief Financial Officer of Wealthlink and Mege Union since their formation in 2007.  From January 2005 through May 2007, Ms. Yu served as Chief Financial Officer of Harbin Queen Beauty Demonstration Center.  From July 2004 through December 2004, Ms. Yu served as Deputy General Manager of Gaoyang Advertisement Co., Ltd. and from March 2003 through June 2004, Ms. Yu was Deputy General Manager of Shiyite Trading Co., Ltd.  Ms. Yu holds an MBA from Harbin Industry University.

Yang Chen, 33, has served as a Director of SOKO since the consummation of the Share Exchange on April 11, 2008.  Mr. Chen is an attorney associated with Guo Mai Hui Tong Law Firm and was a partner with the law firm of Guangsheng & Partners from May 2002 through December 2007. Mr. Chen has an L.L.B. degree from Heilongjiang University Law School and a bachelor’s degree in management from Harbin College.

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

Gideon E. Kory, 50, has served as a Director of SOKO since the consummation of the Share Exchange on April 11, 2008.  Mr. Kory has served as a Managing Director of Freedom Investors Corp., an investment bank and registered broker-dealer, since August 2008.  From June 2005 through July 2008, Mr. Kory was Managing Director of Pacific Summit Capital, an investment bank and registered broker-dealer and from January 2003 through May 2005, Mr. Kory served as Senior Research Analyst and Vice President of Mergers and Acquisitions for Roth Capital Partners, an investment bank and registered broker-dealer.  Prior to his involvement in the securities industry, Mr. Kory spent 15 years in engineering and management working with government, commercial enterprises, and research institutions and as an independent consultant Mr. Kory is a Chartered Financial Analyst.  Mr. Kory holds a Bachelor of Science in Electrical Engineering from the Israel Institute of Technology.

Each of our directors has been elected to a one year term, to serve until the annual meeting of stockholders or as soon thereafter as their successors are duly elected and qualified.

There are no family relationship among our named officers and directors.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been, during the past ten years:

(i)           involved in any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

(ii)           convicted of any criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(iii)           subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities, futures, commodities or banking activities;

(iv)           found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated

(v)           found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reverse, suspended, or vacated;

(vii)           subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, related to an alleged violation of securities or commodities law or regulation; any law or regulation respecting financial institutions or insurance companies; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(viii)           the subject of, or a party to, any sanction or order, not subsequently reversed, suspending or vacated, of any self-regulatory any registered entity of the Commodity Exchange Act or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons beneficially holding more than ten percent of our common stock to report their ownership of common stock and any changes in that ownership to the SEC.  The SEC has established specific due dates for these reports, and we are required to report in this document any failure to file by these dates.  Based solely on a review of the copies of the reports furnished to us and written representations that no other such statements were required, we believe that all such reports were filed on a timely basis, except as follows:  Guerrilla Capital Management, L.L.C. did not report the acquisition of an aggregate of 718,472 shares of our common stock and Mr. Su Zhang and Ms. Xia Yu filed their Form 4s two days late.

Code of Ethics

On January 31, 2010, the our board of directors adopted a Code of Ethical Conduct applicable to SOKO and all subsidiaries and entities controlled by SOKO as well as our directors, officers and employees.  Compliance with the Code of Ethical Conduct is required of all SOKO personnel at all times.  Our senior management is charged with ensuring that Code of Ethical Conduct and our corporate policies will govern all of our business activities.   We have posted the text of our Code of Ethical conduct and any amendments thereto on our Website at www.sokofitness.com as well.  Upon request we will provide any person a copy of our code of ethics without charge.  Persons desiring a copy of our code of ethics should request a copy by submitting a written request to our company at its corporate office.

Director Independence

Our board has determined that each of Messrs. Chen, Kory and Zhang are independent directors within the meaning of applicable NASDAQ Stock Market and SEC rules. Each of Messrs. Chen, Kory and Zhang serve on our audit, compensation and nominating and corporate governance committees.  No other directors serve on these committees.

Board Meetings and Committees; Annual Meeting Attendance

Our board of directors held 9 formal meeting during the most recently completed fiscal year and each director participated in 100% of the total number of meetings of the Board. Other proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Delaware and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Audit Committee hold 20 formal meeting during the fiscal year ended May 31, 2010, only Yang Chen attended less than 75% all of the Audit Committee meeting. The Compensation Committee held 4 formal meeting during the fiscal year ended May 31, 2010. The Nominating and Corporate Governance Committee did not hold any meeting during the fiscal year ended May 31, 2010.

We do not have a formal policy regarding attendance by directors at shareholders’ annual meetings. However, if any board members do attend the annual meeting of security holders, their expenses will be reimbursed.

Committees of the Board of Directors

Audit Committee

Our board of directors has an Audit Committee, which is comprised of Gideon E. Kory (Chairman), Yang Chen and Su Zhang. The board of directors has examined the composition of the Audit Committee in light of the regulations under the Exchange Act and the current listing standards and regulations of the NASDAQ Stock Market LLC applicable to audit committees. Based upon this examination, the board of directors has determined that each of the Audit Committee members is an “independent” director within the meaning of SEC and NASDAQ regulations. Mr. Kory qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC. The board of directors is in the process of preparing a written charter for the Audit Committee that sets forth the foregoing and further defined the duties and responsibilities of the Audit Committee.

Compensation Committee

Our board of directors has a Compensation Committee, which is comprised of Yang Chen (Chairman), Gideon E. Kory and Su Zhang, each of whom is an independent director. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, if any, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. On August 13, 2010, the Board adopted a written charter for the Compensation Committee that sets forth the foregoing and further defined the duties and responsibilities of the Compensation Committee.

Nominating and Corporate Governance Committee

Our board of directors has a Nominating and Corporate Governance Committee, which is comprised Su Zhang (Chairman), Yang Chen and Gideon E. Kory. The Nominating and Corporate Governance Committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by stockholders, reviews and considers developments in corporate governance practices and reviews and approves related party transactions. On August 13, 2010, the Board adopted a written charter for the Nominating and Corporate Governance Committee that sets forth the foregoing and further defined the duties and responsibilities of the Nominating and Corporate Governance Committee. The Board does not have any formal policy regarding the consideration of director candidates recommended by stockholders; any recommendation would be considered on an individual basis. The Board believes this is appropriate due to the lack of such recommendations made in the past, and its ability to consider the establishment of such a policy in the event of an increase of such recommendations. The Board welcomes properly submitted recommendations from stockholders and would evaluate stockholder nominees in the same manner that it evaluates a candidate recommended by other means. Stockholders may submit candidate recommendations by writing to us as follows:  No.194, Guogeli Street, Harbin, Heilongjiang Province, China 150001 Attn: Corporate Secretary. With respect to the evaluation of director nominee candidates, the Board has no formal requirements or minimum standards for the individuals that it nominates. Rather, the Board considers each candidate on his or her own merits. However, in evaluating candidates, there are a number of factors that the Board generally views as relevant and is likely to consider, including the candidate’s professional experience, his or her understanding of the business issues affecting our company, his or her experience in facing issues generally of the level of sophistication that we face, and his or her integrity and reputation. With respect to the identification of nominee candidates, the Board has not developed a formalized process. Instead, its members and our senior management have recommended candidates whom they are aware of personally or by reputation.

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

Stockholder Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by writing to us as follows:  No.194, Guogeli Street, Harbin, Heilongjiang Province, China 150001 Attn: Corporate Secretary.  Stockholders who would like their submission directed to a particular member of the Board of Directors may so specify and the communication will be forwarded as appropriate.

Item 11.          Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awards to, earned by, or paid to our current principal executive officer, our current principal financial officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000, if any (collectively, the “named executive officers”) for all services rendered in all capacities to us and our subsidiaries for the fiscal years ended May 31, 2010, and 2009.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards(2)	NonEquity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Tong Liu, Chief Executive Officer	2009	17,574	-	-	-	-	-	-	17,574
	2010	26,362			-				26,362
Xia Yu, Chief Financial Officer	2009	8,084	-	-	-	-	-	-	8,084
	2010	14,059	-	-	74,741(3)	-	-	-	88,800

(1)
The salary for each of the named executive officers was calculated and paid in Chinese Yuan Renminbi (RMB) by our wholly-owned subsidiary, Mege Union.  The amounts in the foregoing table represent the US dollar equivalent based on the following conversion rates:  RMB1 = $0.146453 at May 29, 2009, and RMB1 = $0.146456 at May 31, 2010.

(2)
The amounts included in these columns are the aggregate dollar amounts of compensation expense recognized by us for financial statement reporting purposes in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, for the fiscal years ended May 31, 2009 and 2010, and thus include amounts from option awards granted in and prior to the indicated year. For information on the valuation assumptions used in calculating these dollar amounts, see Note 14 to our audited financial statements included in this Annual Report for the fiscal years ended May 31, 2009 and 2010, each as filed with the SEC. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by the individuals upon option exercise.

(3)
Options to purchase 50,000 shares of our common stock were granted to Ms. Xia Yu with 20% vesting May 26, 2010, 40% vesting on May 7, 2011, and 40% vesting on May 7, 2012, provided that Ms. Xia Yu remains an officer of SOKO on the vesting dates. The Options are exercisable by May 6, 2013. The exercise price is $ 4.15 per share.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We do not have any written employment agreements with our executive officers, aside from those entered into between our subsidiaries in China and all employees in China.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our name executive officers and significant employees, as of May 31, 2010.

Name	Number of Securities Underlying Unexercised options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares of Units of Stock that Have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested
Xia Yu (1)	10,000	-	40,000	$4.15	May 6, 2013	-	-	-	-

(1)
Options to purchase 50,000 shares of our common stock were granted to Ms. Xia Yu with 20% vesting May 26, 2010, 40% vesting on May 7, 2011, and 40% vesting on May 7, 2012, provided that Ms. Xia Yu remains an officer of SOKO on the vesting dates. There were no other individual grants of stock options to purchase our common stock made to our named executive officers during the fiscal year ended May 31, 2010.

Director Compensation

Neither Mr. Liu nor Ms. Yu receives any compensation for serving on the board of directors.  The following table provides information concerning the compensation of our non-executive directors for the period from May 31, 2009 through May 31, 2010:

Name	Fees Earned or Paid in Cash ($)	Option Awards($)(1)		Total ($)
Yang Chen (2)	3,515	-		3,515
Su Zhang (2)	3,515	27,465	(1)	30,980
Gideon E. Kory (4)	33,000	-		33,000

(1)
The options have an exercise price of $3.80 per share.  The values of the option awards are based on the amount recognized for financial statement reporting purposes in 2009 computed in accordance with FAS 123R (disregarding any estimates of forfeitures relating to service-based vesting conditions).  See Note 14 to the consolidated financial statements of this Annual Report regarding assumptions underlying the valuation of stock option grants.

(2)
The cash compensation paid to Messrs. Chen and Zhang was calculated and paid in RMB, at the annual rate of RMB24,000.  The amounts in the foregoing table represent the US dollar equivalent based on the conversion rate of RMB1 = $0.146456 at May 31, 2010.

(3)
The options awarded to Mr. Zhang on May 26, 2010 vest over a three year period, with 20% vesting on May 26, 2010 and 40% vesting on May 7, 2011 and May 7, 2012, provided that the reporting person remains associated with SOKO on the vesting dates. The option is exercisable by May 6, 2013.

We have granted individual compensatory stock options to our independent directors.  An aggregate of 130,000 shares of our common stock have been issued to our three independent directors, Messrs. Chen, Kory and Zhang.  On July 8, 2008, Mr. Kory received an option to purchase 50,000 shares of our common stock, expiring on July 8, 2013, at an exercise price of $1.47 per share, which price was the volume weighted average price of our common stock for the period ended July 7, 2008.  All these options have vested.  On March 2, 2009, each of Messrs. Chen, Kory and Zhang received an option to purchase 20,000 shares of our common stock, expiring on March 2, 2012, at an exercise price of $1.47 per share, which price was above market and consistent with the exercise price established in Mr. Kory’s initial grant.  60% of the options granted to Messrs. Chen and Zhang have vested and the remaining 40% shall vest on March 2, 2011, provided that the reporting person remains associated with SOKO on such day.  The option granted to Mr. Kory on March 2, 2009 vested in full on the date of grant. On May 26, 2010, Mr. Zhang received an option to purchase 20,000 shares of our common stock at an exercise price of $3.80 expiring on May 6, 2013.  The option vests in three equal installments, on May 26, 2010, May 7, 2011 and May 7, 2012. There were no other individual grants of stock options to purchase our common stock made to our independent directors during the fiscal year ended May 31, 2010.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees other than the mandatory pension and retirement plans under the PRC laws.  As required by PRC laws, we contribute to the “insurance and public housing funds” program defined by the Department of Labor.  These contributions are similar to the Social Security and Medicare programs in the US. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in our control.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

We have no stock option plan.  However, we have granted individual compensatory stock options to our senior and middle level officers, independent directors and consultants,, as set forth in the table below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	350,000	3.07	0
Equity compensation plans not approved by security holders	0	0	0
Total	350,000	3.07	0

An aggregate of 130,000 shares of our common stock have been issued to our three independent directors, Messrs. Chen, Kory and Zhang.  On July 8, 2008, Mr. Kory received an option to purchase 50,000 shares of our common stock, expiring on July 8, 2013, at an exercise price of $1.47 per share. All such options have vested.  On March 2, 2009, each of Messrs. Chen, Kory and Zhang received an option to purchase 20,000 shares of our common stock, expiring on March 2, 2012, at an exercise price of $1.47 per share.  Sixty percent of the options granted to Messrs. Chen and Zhang have vested and the remaining 40% shall vest on March 2, 2011 provided that they remain associated with SOKO at that time.  The option granted to Mr. Kory on March 2, 2009 vested in full on the date of grant. On May 26, 2010, Mr. Zhang received an option to purchase 20,000 shares of our common stock at an exercise price of $3.80 expiring on May 6, 2013.  The option vests in three equal installments, on May 26, 2010, May 7, 2011 and May 7, 2012. Options to purchase 50,000 shares of our common stock were granted to Ms. Xia Yu with 20% vesting May 26, 2010, 40% vesting on May 7, 2011, and 40% vesting on May 7, 2012, provided that Ms. Xia Yu remains an officer of SOKO on the vesting dates. On May 26, 2010, our Compensation Committee approved issuances of options to purchase 170,000 shares of our common stock in total to our senior or middle level management and one consultant, which options have a exercise price of $4.15 and shall vest 20% on May 7, 2010, 40%, on May 7, 2011 and 40% on May 7, 2012, provided that such optionee remains an officer of SOKO on the vesting dates.

Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth information, as of August 30, 2010, concerning (a) each person that is known to us to be the beneficial owner of more than 5% of SOKO’s common stock; (b) each of our named executive officers; (c) each director; and (d) all of the directors and executive officers as a group. Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent spouses share authority under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC.

At the close of business on August 30, 2010, we had 20,231,889 shares of common stock outstanding.  In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of August 30, 2010 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (2)

5% Stockholders

Guerilla Capital Management, LLC. (3) Hua-Mei 21st Century Partner, LP 237 Park Avenue 9th Floor New York, New York 10017	3,305,883	16.3%

IDG-Accel China Growth Fund II L.P. (4) IDG-Accel China Investors II L.P. c/o IDG VC Management Ltd. Unit 1509, The Center 99 Queen’s Road Central, Hong Kong	2,187,500	10.8%

Directors and Named Executives

Tong Liu	8,960,000	44.3%

Xia Yu (5)	50,000	*

Yang Chen (5)	12,000	*

Gideon E. Kory (5)	70,000	*

Su Zhang (5)	16,000	*

All officers and directors as a group (5 persons)	9,102,000	45.0%

*	Less than 1 percent

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o SOKO, No.194, Guogeli Street, Harbin, Heilongjiang Province, China, 150001.

(2)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(3)
This information is derived from Amendment No. 2 to Schedule 13D filed jointly by Guerilla Capital Management, L.L.C., a Delaware limited liability company (“Guerrilla Capital”) and Hua-Mei 21st Century Partner, LP, a Delaware limited partnership (the “Partnership”) on February 18, 2010.  Guerrilla Capital may be deemed to be the beneficial owner of 1,662,133 shares and the Partnership may be deemed to be the beneficial owner of 1,250,152 shares.  Guerrilla Capital serves as investment manager for the Partnership and Guerrilla Partners L.P., a Delaware limited partnership. Guerrilla Capital (i) has the sole power to vote or direct the vote of, and sole power to dispose or direct the disposition of 359,981 shares of our common stock and (ii) shares the power to vote or direct the vote of, to dispose or direct the disposition of 1,302,152 shares of our common stock. The Partnership (i) has the sole power to vote or direct the vote of, and sole power to dispose or direct the disposition of, no shares of our common stock and (ii) shares the power to vote or direct the vote of, to dispose or direct the disposition of 1,250,152 shares of our common stock. Peter Siris has control over management and investment decisions for Guerilla Capital and the Partnership. Guerrilla Capital specifically disclaims beneficial ownership in the shares reported herein except to the extent of its pecuniary interest therein.  Excludes an aggregate 1,800,000 shares of common stock underlying warrants acquired by Guerilla Capital and the Partnership in April 2008 which are, by their terms, not exercisable within 60 days of the date of this prospectus. The Guerrilla Capital and Partnership may not exercise the warrants to the extent that their’ beneficial ownership exceeds 9.99% of the outstanding common stock. On April 29, 2010, we issues to Guerrilla Capital and Partnership 843,750 share of common stock under a Stock Purchase Agreement and 800,000 shares of common stock under a Settlement Agreement entered into on April 16, 2010.

(4)
This information is derived from Schedule 13G filed jointly IDG-Accel China Growth Fund II L.P. (“IDG Fund LP”) and IDG-Accel China Investors II L.P. (“IDG Investors LP”) on May 7, 2010 and includes 2,187,500 shares of our common stock.  IDG Fund LP is a limited partnership organized under the laws of Cayman Islands. The general partner of IDG Fund LP is IDG-Accel China Growth Fund II Associates L.P. (“IDG Associates LP”), a limited partnership organized under the laws of Cayman Islands. The general partner of IDG Associates LP is IDG-Accel China Growth Fund GP II Associates Ltd. (“IDG GP”), a limited liability company incorporated under laws of Cayman Islands. IDG Investors LP is a limited partnership organized under the laws of Cayman Islands. The general partner of IDG Investors LP is IDG GP. The directors and executive officers of IDG GP are Patrick J. McGovern and Quan Zhou. IDG Fund LP (i) has the sole power to vote or direct the vote of, and sole power to dispose or direct the disposition of, 2,022,125 shares of our common stock and (ii) shares the power to vote or direct the vote of, to dispose or direct the disposition of, 165,375 shares of our common stock. IDG Investors LP (i) has the sole power to vote or direct the vote of, and sole power to dispose or direct the disposition of, 165,375 shares of our common stock and (ii) shares the power to vote or direct the vote of, to dispose or direct the disposition of, 2,022,125 shares of our common stock.

(5)
Includes beneficial ownership of shares issuable upon the exercise of options that are currently exercisable or will be exercisable within 60 days of August 21, 2009, as follows:  Ms. Yu 10,000 shares, Mr. Chen, 12,000 shares, Mr. Kory, 70,000 shares and Mr. Zhang, 16,000 shares.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Three of our subsidiaries rent their premises from Mr. Tong Liu, our Chairman and CEO. Mr. Liu has leased the following stores to us pursuant to the terms of binding written lease agreements containing terms no less favorable to us than we could have negotiated in an arm’s length transaction with a motivated landlord, including substantially the following terms:

1. Harbin Daoli Queen Demonstration Beauty Parlor: 5 years from January 1, 2008 through December 31, 2012, for $47,300 per year, prepaid for 1 year plus an option for additional 5 years at no more than $55,000 per year.

2. Harbin Queen Beauty Demonstration Center: 5 years from January 1, 2008 through December 31, 2012 for $20,300 per year, prepaid for 1 year plus an option for additional 5 years at no more than $24,000 per year.

3. Mege Union office:  10-year lease from January 1, 2009 through December 31, 2018 for $73,212 per year.

Our Chairman, Mr. Liu, wholly owned six of the Queen Group entities, owns 70% of Harbin Huang Emperor & Golden Gym Club Co., Ltd. and 70% of Harbin Queen Beauty Demonstration Center.  The companies comprising the Queen Group are:

●	Harbin Huang Emperor & Golden Gym Club Co., Ltd. (consisting of three facilities, SOKO International Fitness Center, Daoli Fitness and Yoga Wave Harbin);

●	Harbin Daoli Queen Demonstration Beauty Parlor (Daoli Spa);

●	Harbin Queen Beauty Demonstration Center (consisting of two facilities, the Daowai Spa and the Nangang Spa);

●	Harbin Xinyang Spa;

●	Harbin Nangang Mengke Lady Beauty Parlor

●	Harbin Queen Beauty Clinic;

●	Shenyang Queen Beauty Demonstration Co. Ltd. (Shenyang Queen Beauty Spa); and

●	Harbin Queen Beauty Vocational Skill Training School.

Our affiliation with the Queen Group is managed through several exclusive agreements among us, each Queen Group entity, Mr. Liu and other shareholders of Queen Group entities.  These agreements are:

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

4.
an Equity Pledge Agreement among Mege Union, the Queen Group entity and the shareholders of such entity that grants Mege Union a pledged interest in all of the issued and outstanding interests of each Queen Group entity, including the right of Mege Union to vote such shares, as security for the performance of the Queen Group entity’s obligations under the Consulting Services Agreement; and

5.
a Proxy Agreement between Mege Union and the shareholders of each Queen Group entity that grants the board of directors of Mege Union an irrevocable proxy for the maximum period permitted by PRC laws, to vote the shareholders shares of the Queen Group entity in such manner and for or against such proposals as the board may determine.

Although each of the Queen Group entities has its own set of agreements with us, for each entity the terms and conditions of the agreements are identical to the forms filed as Exhibit 10.9 through 10.13 to Amendment No. 1 Registration Statement on Form S-1/A (Commission File No. 333-151563), filed with the SEC on September 5, 2008.  As a result of the understandings and agreements provided in the foregoing documents, we effectively control each of the Queen Group entities.  Except as set forth in these agreements, Mr. Liu is not entitled to any other compensation in connection with his ownership of the Queen Group entities.

Item 14.          Principal Accounting Fees and Services.

The firm of Bagell Josephs, Levine & Company, LLC (“BJL”) was selected by the Audit Committee of our board as the independent registered certified public accounting firm to audit the books and accounts of our company and its subsidiaries for the fiscal year ending May 31, 2009. On January 13, 2010, we were notified that the audit practice of Bagell, Josephs, Levine & Company, LLC (“BJL”), our former principal independent registered accounting firm, was combined with Friedman LLP (“Friedman”) effective as of January 1, 2010.  On January 13, 2010, BJL resigned as our independent registered public accounting firm and, on January 14, 2010, with the approval of the Audit Committee of our board of directors, Friedman was engaged as our independent registered public accounting firm. Friedman was selected by the Audit Committee of our board as the independent registered certified public accounting firm to audit the books and accounts of our company and its subsidiaries for the fiscal year ending May 31, 2010

The following table sets forth fees billed to us by BJL and Friedman for professional services rendered for fiscal year 2010 and 2009:

	2009	2010
Audit Fees	$95,000	$95,000
Audit-Related Fees	$5,000	$5,000
Tax Fees	-	$3,500
All other Fees	-	-
Total	$100,000	$103,500

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal years 2010 and 2009, respectively, for the reviews of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by BJL and Friedman in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

Audit-Related Fees. This category includes the aggregate fees billed during the period for fiscal years 2010 and 2009, respectively, for assurance and related services by BJL and Friedman that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for due diligence accounting consultation with respect to our registration statements and agreed-upon procedure reports.

Tax Fees. This category includes the aggregate fees billed during the period for fiscal years 2010 and 2009, respectively for professional services rendered by Friedman for filing federal tax return for us.

All Other Fees. This category includes the aggregate fees billed during the period for fiscal years 2010 and 2009 for products and services provided by BJL and Friedman, other than the described above.

The Audit Committee has considered the compatibility of the non-audit services performed by and fees paid to BJL and Friedman in fiscal year 2010 and has determined that such services and fees were compatible with the independence of the accountants. During fiscal year 2010, BJL and Friedman did not utilize any personnel in connection with the audit other than its full-time, permanent employees.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SOKO Fitness & Spa Group, Inc. and affiliates

We have audited the accompanying consolidated balance sheet of SOKO Fitness & Spa Group, Inc. and affiliates (“the Company”) as of May 31, 2010, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year ended May 31, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2010, and the consolidated results of its operations and its cash flows for the year ended May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
Marlton, NJ
August 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SOKO Fitness & SPA Group, Inc. and affiliates

We have audited the accompanying consolidated balance sheet of SOKO Fitness & SPA Group, Inc. and affiliates (“the Company”) as of May 31 2009 and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for the year ended May 31, 2009.  The Company‘s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards established by of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2009 and the consolidated results of its operations and cash flows for the year ended May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bagell Josephs, Levine & Company, LLC
Marlton, New Jersey

August 27, 2009 (November 18, 2009 as to the effects of the restatement)

PART I – FINANCIAL INFORMATION

Item1.             Financial Statements

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)
	May 31,
	2010	2009
ASSETS
Current Assets:
Cash & cash equivalents	$18,104,218	$1,907,640
Restricted cash	-	7,233
Accounts receivable, net	911,523	110,541
Inventories	1,099,208	1,391,302
Advances to suppliers	6,302,976	993,084
Employee advance	437,196	54,783
Loan receivable	146,270	-
Prepaid expense	127,365	146,959
Total Current Assets	27,128,755	4,611,542

Property, plant and equipment,net of accumulated depreciation	24,116,400	19,674,394

Other Assets
Security deposit	75,412	47,853
Deferred rent	897,032	589,188
Deposit to suppliers	-	1,464,530
Investment advance	-	399,750
Goodwill	4,178,365	2,525,778
Intangible assets, net	1,739,107	-
Total Other Assets	6,889,917	5,027,099

Total Assets	58,135,072	29,313,035

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	2,196,869	2,196,795
Accounts payable, accrued expenses and other payable	1,707,381	471,457
Unearned revenue	9,344,088	1,909,755
Taxes payable	144,598	360,229
Contingent liability	-	200,000
Total Current Liabilities	13,392,936	5,138,236

Stockholders' Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
- 0 - shares issued and outstanding at May 31,2010 and 2009	-	-
Common stock, $0.001 Par value; 500,000,000 shares authorized;
20,213,889 and 17,000,000 shares issued and outstanding
at May 31, 2010 and 2009, respectively	20,214	17,000
Additional paid-in-capital	12,604,619	2,346,397
Additional paid-in-capital - Warrants	639,253	639,253
Accumulated other comprehensive income	1,913,924	1,910,751
Retained earnings	29,655,804	19,215,114
Total Stockholders' Equity	44,833,814	24,128,515
Noncontrolling interest	(91,678)	46,283
Total Equity	44,742,136	24,174,799

Total Liabilities and Stockholders' Equity	$58,135,072	$29,313,034

The accompanying notes are an integral part of these consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)
	FOR THE FISCAL YEARS ENDED
	MAY 31,
	2010	2009

Net Sales	$29,931,674	$19,569,108

Cost of Sales	(9,512,745)	(6,591,906)

Gross Profit	20,418,929	12,977,202

Selling, General and Administrative Expenses:	10,258,668	5,902,059

Operating Income	10,160,261	7,075,143

Other Income and Expenses
Interest expense	(62,736)	(66,121)
Other income	230,387	47,012
Penalty for investor's liquidated damages		(200,000)
Other expenses	(17,648)	(70,731)
Total Other Income and (Expense)	150,004	(289,840)

Income Before Income Taxes	10,310,265	6,785,303

Provision for Income Taxes	114,301	42,667

Net Income	10,195,964	6,742,636
Less: net income (loss) attributable to the noncontrolling interest	(244,726)	(287,865)

Net Income Attributable to SOKO Fitness & Spa Group, Inc.	$10,440,690	$7,030,500

Other Comprehensive Income - Foreign currency translation adjustment
Attributable to SOKO Fitness & Spa Group, Inc.	544	284,923
Attributable to non-controlling interest	(35)	4,844

Comprehensive Income (Loss)
Attributable to SOKO Fitness & Spa Group, Inc.	$10,441,233	$7,315,423
Attributable to non-controlling interest	$(244,761)	$(283,021)

Basic and Diluted Income per common share
Basic	$0.60	$0.41
Diluted	$0.56	$0.41

Weighted average common share outstanding
Basic	17,284,932	17,000,000
Diluted	18,597,186	17,297,931

The accompanying notes are an integral part of these consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED MAY 31, 2010 AND 2009
( IN US DOLLARS)

	Preferred Stock		Common Stock			Warrants		Accumulated
	par value $0.001		par value $0.001		Additional		Additional	Other			Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Number of Warrants	Paid in Capital	Comprehensive Income	Retained Earnings	Noncontrolling Interest	Stockholders' Equity

Balance at May 31, 2008	-	$-	17,000,000	$17,000	$2,297,776	2,160,000	$639,253	$1,625,829	$12,184,614	$329,304	$17,093,776

Issuance of stock options					48,621						48,621
											-
Net Income									7,030,500	(287,865)	6,742,635

Other comprehensive income, net of tax
Foreign currency translation adjustment								284,923		4,844	289,767

Balance at May 31, 2009			17,000,000	$17,000	$2,346,397	2,160,000	$639,253	$1,910,751	$19,215,114	$46,284	$24,174,799

Stock purchase -2010 private placement

Purchase of subsidiary shares
from a third party										106,799	106,799

Issuance of common stock			3,125,000	3,125	9,784,375						9,787,500

Contingent liability settlement by stock issuance			88,889	89	431,022						431,111

Stock options compensation					42,825						42,825
											-
Net Income									10,440,690	(244,726)	10,195,964

Other comprehensive income, net of tax
Foreign currency translation adjustment								3,173		(35)	3,138

Balance at May 31, 2010	-	$-	20,213,889	$20,214	$12,604,619	2,160,000	$639,253	$1,913,924	$29,655,804	$(91,678)	$44,742,136

The accompanying notes are an integral part of these consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
( IN US DOLLARS)

	FOR THE FISCAL YEARS ENDED MAY 31,
	2010	2009

Cash Flows From Operating Activities:
Net income	$10,195,964	$6,742,636
Adjustments to reconcile net income to net cash
provided by operating activities:

Stock based compensation	42,825	48,621
Depreciation	2,524,760	1,719,398
Loss from disposal of fixed assets	-	54,809
Amortization	395,761	-
Bad debts allowance	91,645	-
Liquidated damage penalty	-	200,000
Rent expenses converted from leasehold improvments	-	163,229
Contingent liability settlement by stock issuance	431,111	-

Changes in operating assets and liabilities:
Restricted cash	59	(7,219)
Accounts receivable	(847,287)	605,326
Inventories	319,131	(302,677)
Advances to suppliers	(4,896,262)	503,705
Employee advance	(259,203)	198,831
Other receivables	69,636	-
Prepaid expense	56,981	265,225
Security deposit	(20,380)	(47,761)
Deferred rent	(207,341)	(588,061)
Deposit to suppliers	1,464,399	(730,864)
Accounts payable	77,667	7,283
Unearned revenue	4,720,405	1,367,451
Taxes payable	(224,660)	15,018
Accrued expenses and other payables	380,535	(829,923)

Cash provided by operating activities	14,315,747	9,385,023

Cash Flows From Investing Activities:
Purchase of software	(84,496)	-
Loan receivable	(146,252)	-
Addition in construction in progress	(13,749)	(5,312,845)
Purchase of property and equipment	(6,340,085)	(3,061,979)
Proceeds from disposal of fixed assets	-	1,316
Cash paid for acquisition,net	(1,256,261)	(302,156)

Cash used in investing activities	(7,840,843)	(8,675,665)

Cash Flows From Financing Activities:
Net proceeds from private placement	9,787,500	-
Proceeds from short-term loan	3,660,997	2,196,795
Repayment of short-term loan	(3,660,997)	(2,588,227)

Cash provided by (used in) financing activities	9,787,500	(391,432)

Effect of exchange rate changes on cash and cash equivalents	(165,826)	26,005

Increase In Cash and Cash Equivalents	16,196,578	343,931

Cash and Cash Equivalents - Beginning of the year	1,907,640	1,563,709

Cash and Cash Equivalents - Ending of the year	$18,104,218	$1,907,640

Supplemental Disclosures of Cash Flow Information:

Interest paid	$118,253	$66,121
Income taxes paid	$39,767	$74,135

Non-Cash Investing and Financing Activities

Option issued for directors and employees	$356,327	$109,898
Contingent liability settlement by stock issuance	$431,111	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED MAY 31, 2010 AND 2009

NOTE 1- DESCRIPTION OF BUSINESS AND ORGANIZATION

SOKO Fitness & Spa Group, Inc. (“SOKO” or the “Company”) was incorporated in the State of Delaware on September 9, 2004. Wealthlink Co., Ltd (“Wealthlink”) is a wholly owned subsidiary of SOKO and was incorporated under the laws of the Cayman Islands on March 27, 2007. On June 19, 2007, Wealthlink invested $1,000,000 to form a wholly owned subsidiary, Harbin Mege Union Beauty Management Ltd. (“Mege Union”), a wholly foreign-owned entity incorporated under the laws of the People’s Republic of China (“China”).

Mege Union carries out its operation through its four 100% owned subsidiaries and five51% owned subsidiaries. In addition, Mege Union has entered certain exclusive agreements with Harbin Huang Emperor & Golden Gym Club Co. Ltd. (consisting of three facilities, SOKO International Fitness Center, Yoga Wave Harbin, and Daoli Fitness) in which the Company’s Chairman and Chief Executive Officer, Mr. Tong Liu, owns 70% of the outstanding equity interest, Harbin Queen Beauty Demonstration Center (consisting of two facilities, Daowai Spa and one branch the Harbin Queen Beauty Demonstration Center Nangang Branch) in which Mr. Tong Liu owns 70% of the outstanding equity interest, Harbin Daoli Queen Demonstration Beauty Parlor, Harbin Xinyang Spa, Harbin Nangang Mengke Lady Beauty Parlor, Shenyang Beauty Demonstration Center, Harbin Queen Beauty Clinic and Harbin Queen Beauty Vocational Skill Training School (collectively, the “Queen Group”) and their respective shareholders. Each entity in Queen Group is all organized in China as either limited liability company or sole proprietorship.

The paid-in capital of Queen Group was funded by the former majority stockholders of Mege Union. Chinese law currently has limits on foreign ownership of companies. To comply with these foreign ownership restrictions, on August 3, 2007, Mege Union entered into certain exclusive agreements with Queen Group entities and their respective shareholders. Pursuant to these agreements, Mege Union provides exclusive consulting and other general business operation services to Queen Group, in return for a consulting services fee which is equal to Queen Group’s net profit. In addition, Queen Group’s shareholders have pledged their equity interest in Queen Group to Mege Union, irrevocably granted Mege Union an exclusive option to purchase, to the extent permitted under Chinese law, all or part of the equity interests in Queen Group and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Mege Union. Through these contractual arrangements, Mege Union has the ability to substantially control Queen Group’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholders’ approval.

As a result of these contractual arrangements, which obligate Mege Union to absorb a majority of the risk of loss from Queen Group’s activities and enable Mege Union to receive a majority of its expected residual returns, Mege Union accounts for Queen Group as a variable interest entity (VIE). Accordingly, Mege Union consolidates Queen Group’s results, assets and liabilities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements for the fiscal years ended Mary 31, 2009 and 2010 include the financial statements of SOKO, Wealthlink, Mege Union and its wholly-owned subsidiaries, Harbin Tai Ai Beauty Co., Ltd., (“Lea Spa”) ,and Harbin Legend Beauty Co., Ltd., (“Legend Spa”) and its 51% majority owned Shenyang Letian Yoga Fitness Center (“Yoga Wave”), 51% majority-owned Beijing Natural Beauty Services Limited and Shenyang Starway Fitness Co., Ltd. (“Yoga Wave II”) and Beijing Tai Ai Management Consulting Co., Ltd (in the process of applying for business license), as well as Mege Union’s variable interest entity (“VIE”), Queen Group. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

Use of Estimates

In preparing the financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts and Other Receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. There was $91,656 and -0- allowance for uncollectible amounts for fiscal years ended May 31, 2010 and 2009, respectively. The Company has collected the $91,656 as of the date of this Annual Report.

Inventories

Inventory is mainly composed of hair care supplies and skin care supplies. Inventories are stated at the lower of cost or market, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchases and supplies for providing the beauty treatment. No allowance for inventories was considered necessary for the fiscal years ended May 31, 2010 and 2009, respectively.

Property, Equipment and Construction in Progress and Finite Life Intangible Assets

Property and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Building	15 years
Building Improvements	10 years
Machinery and equipment	5 years
Computer, office equipment and furniture	5 years
Automobiles	5 years

The carrying value of property, plant and equipment and finite life intangible assets are assessed annually and when factors indicating impairment is present, the carrying value of the fixed assets is reduced by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

As of May 31, 2010 and 2009, the Company had total accumulated costs involved with construction in progress in the amount of $1,548,630 and $1,534,827, respectively.

Interest Capitalization

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

The Company’s significant judgments and estimates related to interest capitalization include the determination of the appropriate borrowing rates for the calculation, and the point at which capitalization is started and discontinued. Changes in the rates used or the timing of the capitalization period may affect the balance of property under development and the costs of sales recorded. Capitalized interest included in construction in progress amounted to $92,312 and $61,432 for the fiscal years ended May 31, 2010 and 2009, respectively.

Goodwill and Indefinite Lives Intangibles

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

Stock-Based Compensation

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

Revenue Recognition

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

Comprehensive Income

The Company discloses all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income arose from the changes in foreign currency exchange rates.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There were no deferred tax amounts as of May 31, 2010 and 2009.

Fair Value of Financial Instruments

These fair value principles prioritize valuation inputs across three broad levels. The three levels are defined as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Earnings per Share (“EPS”)

The Company uses complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. The rate of exchange on May 31, 2010 was US$1.00 = RMB6.8279 and on May 31, 2009 was US$1.00 = RMB6.82813. The weighted average translation rate of US$1.00 = RMB6.8287 was applied to the Company’s income statement for the year ended May 31, 2010.

Risks of Losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of May 31, 2010 and 2009, the Company had not experienced any uninsured losses from injury to others or other losses.

New Accounting Pronouncements

In December, 2009, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities which is effective for fiscal years beginning after November 15, 2009. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company believes that the adoption of this ASU will not have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has adopted this ASU in third quarter of fiscal year 2010.

NOTE 3 - ADVANCES TO SUPPLIERS

The Company made advances to certain unrelated suppliers for inventory and equipment purchases totaling $6,302,976 and $993,084 as of May 31, 2010 and 2009, respectively. The Company expects to receive these inventories and equipment within one year.

Below is the breakdown of advances to major suppliers:

	As of May 31,
	2010	2009

Major supplier A	$4,686,278	993,084
Major supplier B	933,331	-
Others	683,367	-

Total	$6,302,976	993,084

NOTE 4 - INVENTORIES

The inventories consist of the following:

	As of May 31,
	2010	2009
Skin care supplies	$917,531	1,348,105
Hair care supplies	62,520	39,965
Other supplies	119,157	3,232

Total	$1,099,208	1,391,302

Management believes the Company is able to exchange the slow moving inventories for new products with the vendors. No allowance for inventories was deemed necessary for the fiscal years ended May 31, 2010 and 2009.

NOTE 5 – LOAN RECEIVABLE

The Company loaned to a unrelated party, Dalian Kangbaili Management Consulting Limited Company, $146,270 for one year from April 2010. The loan bears interest of 5% per year.  The purpose of this loan is to fund renovation of a potential acquisition target in Dalian.

NOTE 6 - INVESTMENT ADVANCE

On May 31, 2009, Mege Union entered into an acquisition agreement with Starway Asia Limited to purchase 51% interest of Yoga Wave II, a Yoga studio located in Shenyang.  The consideration paid was RMB2,042,040 (approximately $0.3 million).  Mege Union also loaned RMB676,260 (approximately $0.1 million) to Yoga Wave II for business operations on May 31, 2009.  The Company has reclassified the full amount to proper accounts since the completion of this acquisition.

NOTE 7 - PROPERTY AND EQUIPMENT, NET

	As of May 31,
	2010	2009
Machinery & equipments	$4,108,777	3,289,848
Office equipment & furniture	1,450,457	1,116,610
Automobiles	98,078	92,379
Buildings	1,772,141	1,772,081
Building improvements	21,124,530	15,004,204
sub-total	28,553,983	21,275,122
Less: Accumulated depreciation and amortization	(5,986,213)	(3,135,554))

Construction in progress	1,548,630	1,534,827

Total	$24,116,400	19,674,394

Depreciation and amortization expense for the fiscal years ended May 31, 2010 and 2009 was $2,524,760 and $1,719,398 respectively.

NOTE 8 - DEPOSITS TO SUPPLIERS

The deposits to suppliers represent deposits made to two major suppliers, with whom the Company has long standing business relationship. The Company made the deposits in order to maintain the relationship and purchase the products and equipment under the most favorable terms. During the year ended May 31, 2010, the Company renegotiated with these two suppliers and the deposits were no longer required.  The Company has since reclassified some of the deposits to the advance to supplier account.

NOTE 9 - GOODWILL

On May 31, 2009, Mege Union entered into an acquisition agreement with Starway Asia Limited to acquire 51% of the Seller’s interest in Yoga Wave II, a Yoga studio located in Shenyang. The consideration paid was RMB 2,042,040 (approximately $0.3 million). Goodwill of $267,331 was recorded to reflect the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the acquired interest in Yoga Wave II.  Mege Union also loaned RMB 676,260 (approximately $0.1 million) to Yoga Wave II on May 31, 2009 for its business operation. This loan was eliminated in the consolidated financial statements. The acquisition of a majority interest in Yoga Wave II allowed the Company to further expand its business into upscale yoga studios, offering synergistic opportunities for growth and expansion in accordance with its business model.  As a result, the Company deemed that the inclusion of goodwill in the premium paid for the interest was valuable consideration. The results of operations of Yoga Wave II were included in the consolidated results of operations commencing June 1, 2009.

On December 1, 2009, Mege Union entered into an equity transfer agreement with Beijing Natural Beauty Fitness Services Limited (“BNBS”) and acquired 51% of the equity interest in BNBS and its branch First Subsidiary of Beijing Natural Beauty Services Limited. The consideration paid was RMB 10 million (approximately U.S. $1.50 million). Goodwill of approximately $ 1.4 million was recorded to reflect the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the acquired interest in BNBS. The acquisition of a majority interest in BNBS allows the Company to further expand its business into upscale yoga studios in Beijing area, offering synergistic opportunities for growth and expansion in accordance with its business model.  As a result, the Company deemed that the inclusion of goodwill in the premium paid for the interest was valuable consideration. The Company controls BNBS by controlling majority of the board of BNBS and is responsible for assigning key personnel.  The results of operations of BNBS were included in the consolidated results of operations commencing December 1, 2009.

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

The following represents the allocation of the acquisition costs to the net assets of Yoga Wave II and  BNBS acquired based on their respective fair values:

Total purchase price paid by cash	$1,763,852

Assets
Cash and cash equivalents	$208,187
Account receivable	45,248
Other receivable	182,682
Inventories	27,033
Advance to vendors	412,543
Prepaid expenses	20,513
Property, plant and equipment, net	707,818
Intangible assets, net	2,050,411
Total assets	$3,654,433

Liabilities
Accounts payable	$7,709
Other payables and accrued expenses	716,245
Advances from customers	2,712,778
Total liabilities	$3,426,732

51% of the net assets acquired	$111,027

Goodwill	$1,652,825

The following unaudited pro forma combined statements of income for the years ended May 31, 2010 and 2009 have been prepared as if the acquisition had occurred at the beginning of each period presented. The unaudited pro forma combined statements are based on accounting for the business acquisition under purchase accounting. The unaudited pro forma information may not be indicative of the results that actually would have occurred if the merger had been in effect from and on the dates indicated or which may be obtained in the future:

	For the Years Ended May 31,
	2010	2009
Revenue	30,274,416	21,818,246
Gross Profit	20,741,336	14,462,016
Net Income	11,049,290	7,143,189
Noncontrolling Interests	(254,879)	(442,376)
Net Income Attributable to SOKO Fitness & Spa	11,304,169	7,585,565
Net Income per share
-Basic	0.65	0.44
-Diluted	0.61	0.41
Weighted average number of shares outstanding
-Basic	17,284,932	17,000,000
-Diluted	18,597,186	17,297,931

The following table reconciles the change in goodwill from May 31, 2009 to May 31, 2010 with the additions of goodwill recognized from acquisition of the above mentioned Yoga Wave II and BNBS:

	As of May 31, 2009		As of May 31, 2010
		Addition
		Yoga Wave II + Beijing Natural Beauty	Total
Current assets	$667,836	$896,454	$1,564,290
Fixed assets	1,604,577	708,228	2,312,805
Intangible assets		2,050,369	2,050,642
Total liabilities assumed	(1,658,155)	(3,437,297)	(5,095,452)
Net assets acquired	614,258	217,753	832,011
Noncontrolling interest	(214,636)	(106,799)	(321,435)
Total consideration paid	2,900,731	1,763,852	4,664,583
Goodwill recognized from acquisition	2,501,109	1,652,825	4,153,934
Impact of foreign currency translation	24,669		24,432
Total Goodwill	$2,525,778		$4,178,365

The impact of foreign currency translation was due to the fluctuation of exchange rate (US$1.00 = 6.8281 RMB as of May 31, 2009 and US$1.00 = 6.8279 RMB as of May 31, 2010)

NOTE 10 –INTANGIBLE ASSETS

Intangible assets mainly include customer lists of RMB14 million and tailored made software RMB577, 000.

Regarding the customer lists, it  primarily consist of RMB 14 million (approximately equal to $2 million) customers lists and marketing resources acquired from BNBS which are amortized over the estimated life of three years starting December 1, 2009. Amortization expense was $395,761 for the year ended May 31, 2010.

Based upon current assumptions, the Company expects that intangible assets will be amortized according to the following schedule:

As of May 31,
2011	$727,409
2012	646,297
2013	331,599
2014	16,901
2015	16,901

Total	$1,739,107

NOTE 11 – TAXES

1)	Corporate Income Tax

SOKO is a Delaware corporation and conducts all of its business through Mege Union’s subsidiaries, and Mege Union’s VIE, Queen Group in China. It incurred a net operating loss on its own, including amortization of stock-based compensation of $1,155,134 and $611,825 for U.S. income tax purposes for the fiscal years ended May 31, 2010 and 2009, respectively. The net operating loss carry forwards may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company’s business operations being primarily conducted in China and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance as of May 31, 2010 and 2009, respectively for the temporary difference related to the loss carry-forwards. The valuation allowances for the fiscal years ended May 31, 2010 and 2009 were $392,746 and $208,021, respectively.

Wealthlink is a tax exempted company incorporated in Cayman Islands and it conducts all of its business through its subsidiaries, and VIEs in China, so the Cayman income tax was -0- for both the fiscal years ended May 31, 2010 and 2009.

As of May 31, 2010, Queen Group includes six individually-owned sole proprietorships which, under the PRC laws, are generally exempted from paying any corporate level income taxes unless they are otherwise assessed by the local authority. These entities under Queen Group are generally subject to a fixed-rate income tax assessed by the local tax authority. Under the fixed-rate income tax system which applies to individually-owned sole proprietorships, generally 10% of the annual gross revenues from each entity are deemed Taxable Net Income (“TNI”) for income tax purpose, without giving consideration to the costs and operating expenses. The income tax is then levied at 25% of the TNI.

Legend Spa and Lea Spa, both wholly-owned subsidies of Mege Union, are also subject to a similar fixed-rate income tax system as the sole proprietorships. While Legend Spa’s TNI is taxed at 25%, Lea Spa’s TNI is currently levied at only 20%.

All other Queen Group entities and SOKO’s subsidiaries are all subject to a 25% income tax rate.

The Company’s provisions for income taxes for the fiscal years ended May 31, 2010 and 2009 were $114,301 and $42,667, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended May 31, 2010 and 2009:

	For the Years Ended May 31,
	2010	2009
US statutory rates	34%	34%
Foreign income not recognized in USA	(34)%	(34)%
China income tax	25%	25%
Tax exemption	(23.9)%	(24.4)%
Total provision for income tax	1.1%	0.6%

The Company intends to invest undistributed earnings in foreign subsidiaries indefinitely and these undistributed earnings are essentially permanent in duration.

2)	Business Sales Tax

General business sales taxes are levied on business under Queen Group, Mege Union and its subsidiaries.  Except the Harbin Huang Emperor & Golden Gym Club Co., Ltd., and the newly acquired majority-owned BNBS which are subject to business sales taxes of 3% of its actual revenue, and Yoga Wave, Yoga Wave II which are subject to business sales taxes of 5% of their actual revenue, all other business is subject to a tax rate of either 3% or 5% of the pre-determined fixed revenue.

3)	Taxes payable as of May 31, 2010 and 2009 consisted of the following:

	As of May 31,
	2010	2009
Business sales tax payable	$ 25,515	$296,887
Corporate income tax	86,704	11,692
Other	32,379	51,650

Total taxes payable	$ 144,598	$360,229

NOTE 12 - SHORT TERM LOAN

The short term loans include the following:

		Balance at May 31,
		2010	2009

(a)	Loan payable to Shanghai Pudong Development Bank with a one year term from July 30, 2009 to July 29, 2010 at a fixed interest rate of 0.398% per month	$381,125	$-

(b)	Loan payable to Shanghai Pudong Development Bank with a one year term from November 21, 2008 to November 20, 2009 at a fixed interest rate of 0.4995% per month	$-	1,025,171

(c)	Loan payable to Shanghai Pudong Development Bank with a term from January 5, 2009 to November 20, 2009 at a fixed interest rate of 0.4995% per month	$-	1,171,624

(d)	Loan payable to Shanghai Pudong Development Bank with a one year term from November 24, 2009 to November 23, 2010 at a fixed interest rate of 0.3983% per month	1,084,236	-

(e)	Loan payable to Shanghai Pudong Development Bank with a term from Septermber 4, 2009 to July 29, 2010 at a fixed interest rate of 0.3982% per month	731,508	-
		$2,196,869	$2,196,795

Capitalized interest included in construction in progress amounted to $92,312 and $61,432 for the years ended May 31, 2010 and 2009, respectively.

Both short-term loans (a) in the amount of $381,125 and (e) in the amount of $731,508 are guaranteed by SOKO International Fitness Center, Mr. Liu Tong and his siblings and an unaffiliated third party, Zhaodong Dazhuangyuan Rouye Limited, which is owned by an acquaintance of Mr. Liu. The other loans were secured by a building owned by Queen Group.

NOTE 13 - DEFERRED REVENUE

Deferred revenue represents cash received from members, but not yet earned. Cash additions include all cash received for membership fees and advance payments for services. Revenue recognized includes all revenue earned during the periods from membership services and other services.

A reconciliation of deferred revenue as of May 31, 2010 is as follows:

	As of
	May 31, 2009	Cash	Assumed from	Revenue	May 31, 2010
	Balance	Additions	Acquisition	Recognized	Balance
Membership fees & advance payment collected	$1,909,755	30,966,806	2,713,091	(26,176,401)	9,413,251

Receipts collected & earned without deferral during period	-	3,755,273	-	(3,755,273)	-
	1,909,755	34,722,079	2,713,091	(29,931,674)	9,413,251

Impact of foreign currency translation					(69,163)
				Total	$9,344,088

NOTE 14 - SEGMENT REPORTING

The Company has a single operating segment. Although the Company provides and markets various products and services, the Company’s chief operating decision maker reviews and evaluates one set of combined financial information deciding how to allocate resources and in assessing performance.

For the years ended May 31, 2010 and 2009, the Company’s sales revenue from various products and services were as follows:
	Years ended
	May 31,
	2010	2009
Professional services	$19,093,508	$11,284,644
Sales of products	4,061,234	3,624,257
Membership fees	5,436,860	2,977,462
Tuitions	1,340,072	1,682,745

Total	$29,931,674	$19,569,108

NOTE 15 - STOCK OPTIONS

On January 31, 2010, the Board of Directors of the Company authorized the issuance of 20,000 shares of stock options to one of its independent directors. The options shall vest 20% on May 7, 2010, 40% on May 7, 2011 and 40% on May 7, 2012, and exercisable for a period of three years from the date of grant. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected life 3 years, expected volatility 69%, dividend yield 0.00%, risk free interest rate 1.38% and the exercise price of $3.8. The fair value of the 20,000 options was $27,465 at the grant date.

On May 7, 2010, the Board of Directors of the Company authorized the issuance of 20,000 shares of stock options to a consultant and 200,000 to seven senior officers or key employees, The options shall vest 20% on May 7, 2010, 40% on May 7, 2011 and 40% on May 7, 2012, and exercisable for a period of three years from the date of grant. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected life 3 years, expected volatility 59%, dividend yield 0.00%, risk free interest rate 1.32% and the exercise price of $3.8. The fair value of the 20,000 options to the consultant was $29,896 and 200,000 options to seven senior officers or key employees were $298,965, respectively, at the grant date.

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

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of May 31, 2009	110,000	1.47	349,800
Granted	240,000	3.80	204,000
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of May 31, 2010	350,000	3.07	553,800

Stock compensation expense recognized for the period is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. Stock compensation expenses recognized were $42,825 and $48,621 for fiscal years ended May 31, 2010 and 2009, respectively. As of May 31, 2010, the Company had 125,333 outstanding vested stock options with an amount of $148,127 diluted for purpose of the Company’s diluted earnings per shares. The 224,667 unvested stock options are expected to be expensed with an amount of $318,098 in a weighted average period over 2.36 years.

NOTE 16 - STOCKHOLDERS’ EQUITY

As of May 31, 2009, there were 17,000,000 shares of common stock issued and outstanding.

      1)       2010 Private Placement

On April 29, 2010, the Company entered into a Stock Purchase Agreement with certain institutional and accredited investors (the “2010 Private Placement Investors”) relating to a private placement of 3,125,000 shares of the Company’s Common Stock, par value $.001 per share for aggregate gross proceeds of approximately $10 million (the “2010 Private Placement”).

As of May 31, 2010, 3,125,000 shares of the Company’s common stock were issued to the above 2010 Private Placement Investors for US$10,000,000 at $3.2 each.  Net proceeds after issuance cost were approximately US$9.8 Million.

      2)       Contingent Liability Settlement by Issuance of Stocks

On April 16, 2010, the Company settled the $200,000 contingent liability resulting from liquidated damage penalty by issuing to the investors who participates in the April 11, 2008 financing, pro rata in accordance with their respective investment amounts in the Company in the April 11, 2008 financing, an aggregate of 88,889 shares (the “Penalty Shares”) of common stock.

3)	Warrants

With the warrants attached to the stock sold in the in the April 11, 2008 financing, investors are entitled to purchase an aggregate number of 2,000,000 shares of common stock at an exercise price of $1.25 per share. All these warrants are exercisable for three years from the effective date of registration statement which was April 13, 2010. Moreover, the placement agent is entitled to  warrant to purchase an aggregate number of 160,000 shares of common stock at an exercise price of $1.25 per share. All these warrants are exercisable for three years from the issuance date April 11, 2008. The warrants are classified in the equity section as additional paid-in capital.

Following is a summary of the status of warrants outstanding as of May 31, 2010:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life
Outstanding as of May 31, 2009	2,160,000	1.25	1.92
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of May 31, 2010	2,160,000	1.25	0.92

NOTE 17 – NONCONTROLLING INTEREST

Noncontrolling interest represents the minority stockholders’ proportionate share of 49% of the equity of Yoga Wave, Yoga Wave II, Beijing Lea Spa and BNBS.

The Company’s controlling interest requires that Yoga Wave, Yoga Wave II, Beijing Lea Spa and BNBS’s operations be included in the Company’s Consolidated Financial Statements.

A reconciliation of noncontrolling interest as of May 31, 2010 is as follows:

Balance as of May 31, 2009	$46,283
Noncontrolling interest at new acquired Yoga Wave II	30,401
Noncontrolling interest at new acquired BNBS	76,397
Proportionate share of Net income from Yoga Wave	73,917
Proportionate share of Net Loss from Yoga Wave II	(331,175)
Proportionate share of Net income from BNBS	50,710
Proportionate share of Net loss from Beijng Lea Spa	(38,178)
Proportionate share of other comprehensive loss	(33)

Balance as of May 31, 2010	$(91,678)

NOTE 18 - RELATED TRANSACTIONS

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

2)      Loan Guarantee

Two short-term loans in the amount of $381,791 and in the amount of $732,290 are guaranteed by SOKO International Fitness Center, Mr. Liu Tong and his siblings and an unaffiliated third party, Zhaodong Dazhuangyuan Rouye Limited, which is owned by an acquaintance of Mr. Liu. The other loans were secured by a building owned by Queen Group.

NOTE 19 - EARNINGS PER SHARE (“EPS”)

EPS for the fiscal years ended May 31, 2010 and 2009 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following demonstrates the calculation for EPS:

	Years Ended May 31,
	2010	2009
Earnings per share-basic
Net income attributable to SOKO Fitness & Spa Group, Inc	$10,440,690	$7,030,500

Weighted average number of common share outstanding-basic	17,284,932	17,000,000

Earnings per share-basic	$0.60	$0.41

Earnings per share-diluted
Net income attributable to SOKO Fitness & Spa Group, Inc	$10,440,690	$7,030,500

Weighted average number of common share outstanding-basic	17,284,932	17,000,000
Effect of diluted warrants	1,271,842	297,931
Effect of diluted options	40,412	-
Weighted average number of common share outstanding-diluted	18,597,186	17,297,931

Earnings per share-diluted	$0.56	$0.41

The Company had outstanding warrants of 2,160,000 on May 31, 2010 and 2009, and outstanding options of 350,000 and 50,000 on May 31, 2010 and 2009, respectively.  As of May 31, 2010, because the market price was higher than the exercise price, both the warrants and options were dilutive and included in diluted weighted average share calculation.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

1)   Commitments

i.
The Company leases offices and fitness facilities under non-cancellable operating leases. The Company recognizes rent expense on a straight-line basis over the term of the lease. The Company has entered into fifteen lease agreements for its premises.

The Company’s commitments for minimum rental payments under these lease agreements are as follows:

As of May 31, 2010
2011	$1,460,237
2012	1,702,044
2013	1,661,737
2014	1,589,606
2015	1,581,773
2016	1,634,186
2017	1,671,678
2018	1,549,832
2019	1,220,079
Thereafter	2,382,936
Total	$16,454,108

Rent expenses for the fiscal years ended May 31, 2010 and 2009 were $1,334,102 and $687,386, respectively.

ii.
According to the warrant agreement to investors, the warrants contain a cashless exercise provision, which entitle the holders to receive a certificate for the number of warrant shares if any time after 180 days from the closing of April 11, 2008 financing, if there is no effective registration statement registering the shares underlying the warrants pursuant to the Registration Rights Agreement entered into by the Company and the holders, or no current prospectus available for, the resale of the shares underlying the warrants. The registration statement went effective on April 13, 2010.

2)   Guarantee

Mege Union agrees to, whenever necessary, act as the guarantor for Queen Group, its variable interest entities, in all contracts, agreements or transactions in connection with Queen Group’s operation between Queen Group and any third party, to provide full guarantee for the performance of such contracts, agreements or transactions by Queen Group. In return, Queen Group agrees to pledge all of its assets, including accounts receivable, to Mege Union. As of May 31, 2010, Mege Union has not provided any guarantee to any third party on behalf of Queen Group. Therefore, the Company is currently not exposed to any guarantor’s obligations under this guarantee arrangement.

NOTE 21-CONCENTRATION RISK

The Company maintains certain bank accounts in the PRC which are not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance.  Cash balances held in PRC bank accounts were $17,846,547 and $1,893,333 as of May 31, 2010 and 2009, respectively.  As of May 31, 2010 and 2009, the Company held $257,671 and $14,307 of cash balances within the United States of which $7,671 and -0- was in excess of FDIC insurance limits, respectively.

NOTE 22-SUBSEQUENT EVENT

The Company has evaluated subsequent events that have occurred through the issuance date of this financial statement. On May 1, 2010,  Mege Union entered into an agreement with Shanghai Ouhua Medical Equipment Co., Ltd. (“Ouhua”) to set up a joint venture company, in which Mege Union and Ouhua will each hold 51% and 49% of the equity interest of the joint venture, respectively. As of the date of this Annual Report, Mege Union contributed approximately $75,000 into the new joint venture. The new joint venture is in the process of applying business license and has not commenced business operations.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of August, 2010.

SOKO Fitness & Spa Group, Inc.

By:	/s/ Tong Liu
Name: Tong Liu
Tile: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tong Liu	Chief Executive Officer, Chairman of the Board	August 30, 2010
Tong Liu	(Principal Executive Officer)

/s/ Xia Yu	Chief Financial Officer	August 30, 2010
Xia Yu	(Principal Financial and Accounting Officer)

/s/ Yang Chen	Director	August 30, 2010
Yang Chen

/s/ Gideon Efim Kory	Director	August 30, 2010
Gideon Efim Kory

 INDEX TO EXHIBITS

Exhibit Number	Description

3(i).1
Certificate of Incorporation of American Business Holdings Inc. (incorporated by reference to Exhibit 3.1 of SOKO’s Registration Statement on Form SB-2, filed with the SEC on March 15, 2006 (SEC File No. 333-132429))

3(i).2
Certificate of Ownership and Merger merging SOKO Fitness & Spa Group, Inc. into American Business Holdings Inc. (incorporated by reference to Exhibit 3.1 of SOKO’s Current Report on Form 8-K, filed with the SEC on June 6, 2008 (SEC File No. 333-132429))

3(ii).1
Amended and Restated Bylaws of SOKO Fitness & Spa Group, Inc. (incorporated by reference to Exhibit 3(ii) of SOKO’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, filed with the SEC on August 29, 2008 (SEC File No. 333-132429))

4.1
Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of SOKO’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, filed with the SEC on August 29, 2008 (SEC File No. 333-132429))

5.1
Opinion of Ellenoff Grossman & Schole LLP (incorporated by reference to Exhibit 5.1 of SOKO’s Amendment No. 6 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on February 2, 2010)

10.1
Stock Purchase Agreement dated April 11, 2008 betwen American Business Holdings, Inc and each of Syed Irfan Husain, Syed Idris Husain and Verifica International, Ltd (incorporated by reference to Exhibit 10.1 of SOKO’s Amendment No. 5 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on December 4, 2009)

10.2
Share Exchange Agreement dated April 11, 2008 by and among American Business Holdings, Inc., Wealthlink Co., Ltd. and each of the shareholders of Wealthlink Co., Ltd. (incorporated by reference to Exhibit 10.2 of SOKO’s Current Report on Form 8-K, filed with the SEC on April 17, 2008 (SEC File No. 333-132429))

10.3
Securities Purchase Agreement dated April 11, 2008 between Samar Khan, on behalf of the persons listed on Exhibit A thereto, and Liu Tong  (incorporated by reference to Exhibit 10.1 of SOKO’s Amendment No. 5 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on December 4, 2009)

10.4
Securities Purchase Agreement dated April 11, 2008 between Syed Idris Husain and Liu Tong  (incorporated by reference to Exhibit 10.1 of SOKO’s Amendment No. 5 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on December 4, 2009

10.5
Form of Securities Purchase Agreement dated April 11, 2008 among American Business Holdings, Inc., Tong Liu, and the persons listed on the signature pages thereto. (incorporated by reference to Exhibit 10.2 of SOKO’s Current Report on Form 8-K, filed with the SEC on April 17, 2008 (SEC File No. 333-132429))

10.6
Form of Registration Rights Agreement dated April 11, 2008 between American Business Holdings, Inc. and the several purchasers signatory thereto. (incorporated by reference to Exhibit 10.3 of SOKO’s Current Report on Form 8-K, filed with the SEC on April 17, 2008 (SEC File No. 333-132429))

10.7
Form of Lock-up Agreement dated April 11, 2008 between American Business Holdings, Inc. and the stockholder signatory thereto. (incorporated by reference to Exhibit 10.4 of SOKO’s Current Report on Form 8-K, filed with the SEC on April 17, 2008 (SEC File No. 333-132429))

10.8
Form of Warrant issued by American Business Holdings, Inc. (incorporated by reference to Exhibit 10.5 of SOKO’s Current Report on Form 8-K, filed with the SEC on April 17, 2008 (SEC File No. 333-132429))

10.9
Form of Escrow Agreement dated April 11, 2008 between American Business Holdings, Inc., certain officers of the company, and Crone Rozynko, LLP. (incorporated by reference to Exhibit 10.6 of SOKO’s Current Report on Form 8-K, filed with the SEC on April 17, 2008 (SEC File No. 333-132429))

10.10
Consulting Agreement dated April 11, 2008 between Syed Idris Husain and American Business Holdings, Inc. (incorporated by reference to Exhibit 10.7 of SOKO’s Current Report on Form 8-K, filed with the SEC on April 17, 2008 (SEC File No. 333-132429))

10.11
Stock Purchase Agreement  dated April 11, 2008 between American Business Holdings, Inc. and each of Syed Irfan Husain, Syed Idris Husain and Verifica International, Ltd. (incorporated by reference to Exhibit 10.8 of SOKO’s Current Report on Form 8-K, filed with the SEC on April 17, 2008 (SEC File No. 333-132429))

10.12
Form of Consulting Services Agreement between Mege Union and each of the Queen Group entities (incorporated by reference to Exhibit 10.9 of SOKO’s Amendment No. 1 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on September 5, 2008)

10.13
Form of Operating Agreement between Mege Union and each of the Queen Group entities (incorporated by reference to Exhibit 10.10 of SOKO’s Amendment No. 1 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on September 5, 2008)

10.14
Form of Option Agreement among Mege Union, each of the Queen Group entities and the shareholders of such Queen Group entity (incorporated by reference to Exhibit 10.11 of SOKO’s Amendment No. 1 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on September 5, 2008)

10.15
Form of Equity Pledge Agreement among Mege Union, each of the Queen Group entities and the shareholders of such Queen Group entity (incorporated by reference to Exhibit 10.12 of SOKO’s Amendment No. 1 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on September 5, 2008)

10.16
Form of Proxy Agreement between Mege Union and the shareholders of each of the Queen Group entities (incorporated by reference to Exhibit 10.13 of SOKO’s Amendment No. 1 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on September 5, 2008)

10.17
Form of Warrant issued by American Business Holdings, Inc. to E-Tech Securities Inc. (incorporated by reference to Exhibit 10.14 of SOKO’s Amendment No. 2 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on February 17, 2009)

10.18
Stock Option Agreement, dated July 8, 2008, between the Company and Gideon Kory (incorporated by reference to Exhibit 10.15 of SOKO’s Amendment No. 2 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on February 17, 2009)

10.19
English Translation of Placement Agent Engagement Letter, dated February 7, 2007, between Etech Securities Inc. and Harbin Mege Union (HK) International Group (incorporated by reference to Exhibit 10.16 of SOKO’s Amendment No. 2 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on February 17, 2009)

10.20
English Translation of Financial Consulting Agreement, dated February 7, 2007, between Etech International, Inc. and Mege Union (incorporated by reference to Exhibit 10.17 of SOKO’s Amendment No. 2 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on February 17, 2009)

10.21
Unofficial English translation of Leasing Contract, dated January 1, 2007, between Tong Liu, as lessor, and Harbin Queen Beauty Demonstration Center, as lessee, related to the property located at 107 Jingyang Street, Daowai District, Harbin, China (incorporated by reference to Exhibit 10.18 of SOKO’s Amendment No. 2 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on February 17, 2009)

10.24
Unofficial English translation of Leasing Contract, dated January 1, 2007, between Tong Liu, as lessor, and Harbin Daoli Queen Beauty Demonstration Center, as lessee, related to the property located at 24 Xishidao Street, Daoli District, Harbin, China (incorporated by reference to Exhibit 10.19 of SOKO’s Amendment No. 2 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on February 17, 2009)

10.25
Unofficial English translation of Share Transfer Agreement, dated March 1, 2008, between Shenyang Shengchao Management Consulting Co., Ltd and Harbin Union Beauty Management Ltd. relating to the purchase of 51% interest in Yoga Wave (incorporated by reference to Exhibit 10.20 of SOKO’s Amendment No. 2 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on February 17, 2009)

10.26
Unofficial English translation of Share Transfer Agreement, dated March 1, 2008, between Harbin Union Beauty Management Ltd. and Harbin Tai Ai Beauty Co., Ltd relating to the purchase of Harbin Tai Ai (incorporated by reference to Exhibit 10.21 of SOKO’s Amendment No. 2 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on February 17, 2009)

10.27
Unofficial English translation of Leasing Agreement, dated March 30, 2007, covering a lease term from May 20, 2007 to May 19, 2013, between Zhejiang Fine Steel Structure Co., Ltd, as lessor, and Harbin Mege Union Management Co., Ltd., as lessee, related to the property located at 389 Hanshui Road, Nangang District, Harbin, China (incorporated by reference to Exhibit 10.22 of SOKO’s Amendment No. 3 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on July 15, 2009)

10.28
Unofficial English translation of Leasing Agreement, dated April 17, 2008, between Wei Jing, as lessor, and Harbin Queen Beauty Demonstration Center, as lessee, related to the property located at 400 Xuanhua Street, Nangang District, Harbin, China (incorporated by reference to Exhibit 10.23 of SOKO’s Amendment No. 3 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on July 15, 2009)

10.29
Unofficial English translation of House Leasing Agreement, dated November 30, 2008, covering a lease term from December 1, 2008 to November 30, 2018, between Yu Weibin, as lessor, and Harbin Queen Beauty Demonstration Center, as lessee, related to the property located at No. 330, Xinyang Road, Daoli District, Harbin, China (incorporated by reference to Exhibit 10.24 of SOKO’s Amendment No. 3 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on July 15, 2009)

10.30
Unofficial English translation of Agreement, dated July 25, 2007, between Harbin Shijifeng Entertainment Tec. Co., Ltd., as lessor, and Harbin Taiai Beauty Co., Ltd., as lessee, related to the property located at 68 Ganshui Road, Kaifa District, Harbin, China (incorporated by reference to Exhibit 10.25 of SOKO’s Amendment No. 3 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on July 15, 2009)

10.31
Unofficial English translation of Lease Agreement, dated December 24, 2003 (as amended December 28, 2007), between Harbin Mengke Assets Development Co., Ltd, as lessor, and Harbin Huang Emperor & Golden Gym Club Ltd, as lessee, related to the property located at 7 Yushan Road, Nangang District, Harbin, China (incorporated by reference to Exhibit 10.26 of SOKO’s Amendment No. 3 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on July 15, 2009)

10.32
Unofficial English translation of Lease Agreement, dated December 30, 2008, covering a lease term from January 1, 2009 to January 1, 2013, between Qingyou Quan, as lessor, and Harbin Queen Beauty Demonstration Center, as lessee, related to the property located at 108 Jiejing Street, Nangang District, Harbin, China (incorporated by reference to Exhibit 10.27 of SOKO’s Amendment No. 3 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on July 15, 2009)

10.33
Unofficial English translation of House Leasing Agreement, dated June 6, 2007, between Shenyang Nanyang Shopping Mall, as lessor, and Harbin Mege Union Management Co., Ltd., as lessee, related to the property located at No. 96, Zhonghua Road, Heping District, Shenyang, China (incorporated by reference to Exhibit 10.28 of SOKO’s Amendment No. 3 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on July 15, 2009)

10.34
Unofficial English translation of Lease Agreement, dated October 27, 2008, between Liaoning Changqingteng Edu. Development Co., Ltd, as lessor, and Shenyang Sitewei Fitness Co., Ltd, as lessee, related to first and fourth floors of the property located at 124 Huigong Street, Shenhe District, Shenyang, China (incorporated by reference to Exhibit 10.29 of SOKO’s Amendment No. 3 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on July 15, 2009)

10.35
Unofficial English translation of Lease Agreement, dated October 27, 2008, between Liaoning Bohai Trading Co., Ltd, as lessor, and Shenyang Sitewei Fitness Co., Ltd, as lessee, related to fifth and B1 floors of the property located at 124 Huigong Street, Shenhe District, Shenyang, China (incorporated by reference to Exhibit 10.30 of SOKO’s Amendment No. 3 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on July 15, 2009)

10.36
Unofficial English translation of Agreement of Transfer of Equity, dated May 31, 2009, between Starway Asia Limited, Hong Kong and Harbin Mege Union Management Co., Ltd. relating to the purchase of 51% interest in Yoga Wave II Spa (incorporated by reference to Exhibit 10.31 of SOKO’s Amendment No. 3 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on July 15, 2009)

10.37
Letter Agreement, dated February 2, 2008, between Etech International and Fortune Badge Limited with acknowledgement of Harbin Mege Union (HK) International Group (incorporated by reference to Exhibit 10.1 of SOKO’s Amendment No. 5 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on December 4, 2009)

10.38
Letter Agreement, dated February 2, 2008, between Etech International and Luck Eagle Limited with acknowledgement of Harbin Mege Union (HK) International Group (incorporated by reference to Exhibit 10.1 of SOKO’s Amendment No. 5 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on December 4, 2009)

10.39
Form of Stock Option Agreement between the Company and Option Holder governing the issuance of stock options to certain Directors on March 2, 2009 (incorporated by reference to Exhibit 10.1 of SOKO’s Amendment No. 5 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on December 4, 2009)

10.40
Securities Purchase Agreement, dated April 29, 2010, by and between the Company and the 2010 Private Placement Investors. (incorporated by reference to Exhibit 10.1 of SOKO’s Current Report on Form 8-K, filed with the SEC on April 30, 2010 (SEC File No. 333-132429)

10.41
Registration Rights Agreement, dated April 29, 2010, by and between the Company and the 2010 Private Placement Investors. (incorporated by reference to Exhibit 10.2 of SOKO’s Current Report on Form 8-K, filed with the SEC on April 30, 2010 (SEC File No. 333-132429)

10.42
Lock-up Agreement, dated April 29, 2010, by and between Mr. Tong Liu and the Company. (incorporated by reference to Exhibit 10.3 of SOKO’s Current Report on Form 8-K, filed with the SEC on April 30, 2010 (SEC File No. 333-132429)

10.43
Settlement Agreement, dated April 16, 2010, by and between the Company and the 2008 Private Placement Investors. (incorporated by reference to Exhibit 10.4 of SOKO’s Current Report on Form 8-K, filed with the SEC on April 30, 2010 (SEC File No. 333-132429)

10.44
Warrant Amendment, dated April 16, 2010, by and between the Company and the 2008 Private Placement Investors  (incorporated by reference to Exhibit 4.1 of SOKO’s Current Report on Form 8-K, filed with the SEC on April 30, 2010 (SEC File No. 333-132429)

10.45*	Form of Stock Option Agreement between the Company and Option Holder governing the issuance of stock options to certain directors, management and key employees on May 7, 2010

14.1	Code of Ethical Conduct (incorporated by reference to Exhibit 14.1 of SOKO’s Amendment No. 6 Registration Statement on Form S-1/A (SEC File No. 333-151563), filed with the SEC on February 2, 2010)

21.1*	List of subsidiaries of the Company

31.1*	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

31.2*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1*	Power of Attorney (included in signature page of Registration Statement on Form S-1 (SEC File No. 333-151563), filed with the SEC on June 10, 2008)

32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewithin