Form 10-Q
period 2010-08-31
SOKO FITNESS & SPA GROUP, INC.
filed 2010-10-13
CIK 1355835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________ to

Commission file number: 333-132429

SOKO Fitness & Spa Group, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	80-0122921
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 194, Guogeli Street, Harbin,
Heilongjiang Province, China 150001
(Address of principal executive offices)

011-86-451-87702280

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No x

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). o

As of October 13, 2010, there were 20,213,889 outstanding shares of common stock of the registrant, par value $.001 per share.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements.  In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s opinions only as of the date thereof. In evaluating such forward looking statements, readers should carefully review the discussion of risks and uncertainties in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the Securities and Exchange Commission  (“SEC”) including, without limitation:

●	our financial position, business strategy and other plans and objectives for future operations;

●	the ability of our management team to execute its plans to meet its goals;

●	our ability to attract and retain management;

●	our growth strategies;

●	anticipated trends in our business;

●	our ability to consummate or integrate acquisitions;

●	our liquidity and ability to finance our operations and acquisition and development activities;

●	the timing, cost and procedure for proposed acquisitions;

●	the impact of government regulation in China and elsewhere;

●	estimates regarding future net revenues or profits;

●	planned capital expenditures (including the amount and nature thereof);

●	estimates, plans and projections relating to construction of facilities and the acquisition of facilities or businesses;

●	the possibility that our acquisitions may involve unexpected costs;

●	the impact of competition;

●	the assesment or reassesment of taxes by local Chinese tax authorities and tax law implementation in China generally;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we are doing business, that may be less favorable than expected; and

●	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

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

PART I – FINANCIAL INFORMATION

Item1.     Financial Statements

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	AUGUST 31, 2010	MAY 31, 2010
	(UNAUDITED)
ASSETS
Current Assets:
Cash & cash equivalents	$24,473,681	$18,104,218
Accounts receivable, net	512,557	911,523
Inventories	1,271,576	1,099,208
Advances to suppliers	6,180,147	6,302,976
Employee advance	216,060	437,196
Loan to others	146,710	146,270
Prepaid expense	149,687	127,365
Total Current Assets	32,950,418	27,128,755

Property, plant and equipment, net of accumulated depreciation	25,773,727	24,116,400

Other Assets
Security deposit	231,193	75,412
Deferred rent	1,197,707	897,032
Goodwill	4,190,942	4,178,365
Intangible assets, net	1,694,988	1,739,107
Total Other Assets	7,314,830	6,889,917

Total Assets	$66,038,975	$58,135,072

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term loans	$2,203,481	$2,196,869
Accounts payable, accrued expenses and other payable	2,362,994	1,707,381
Unearned revenue	13,331,058	9,344,088
Taxes payable	126,658	144,598
Total Current Liabilities	18,024,191	13,392,936

Stockholders’ Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized;- 0 - shares issued and outstanding at August 31, 2010 and May 31,2010	—	—
Common stock, $0.001 Par value; 500,000,000 shares authorized; 20,213,889 shares issued and outstanding at August 31 and May 31, 2010, respectively	20,214	20,214

Additional paid-in-capital	12,209,047	12,173,597
Additional paid-in-capital - Warrants	1,070,275	1,070,275
Accumulated other comprehensive income	2,026,283	1,913,924
Retained earnings	32,688,404	29,655,804
Total Stockholders’ Equity	48,014,223	44,833,814
Noncontrolling interest	561	(91,678)
Total Equity	48,014,784	44,742,136

Total Liabilities and Stockholders’ Equity	$66,038,975	$58,135,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	AUGUST 31,
	2010	2009

Net Sales	$9,141,328	$6,430,503
Cost of Sales	(3,099,088)	(2,188,938)
Gross Profit	6,042,240	4,241,565

Selling, General and Administrative Expenses:	3,121,713	1,898,374

Operating Income	2,920,527	2,343,191

Other Income and Expenses
Interest expense	(29,651)	(32,525)
Other income	228,017	15,523
Other expenses	(5,696)	(471)
Total Other Income and (Expense)	192,670	(17,474)

Income Before Income Taxes	3,113,197	2,325,718

Provision for Income Taxes	9,502	23,880

Net Income	3,103,695	2,301,838
Less: net income (loss) attributable to the noncontrolling interest	71,095	(125,767)

Net Income Attributable to SOKO Fitness & Spa Group, Inc.	$3,032,600	$2,427,604

Other Comprehensive Income - Foreign currency translation adjustment
Attributable to SOKO Fitness & Spa Group, Inc.	112,824	(21,282)
Attributable to non-controlling interest	(450)	(67)

Comprehensive Income (Loss)
Attributable to SOKO Fitness & Spa Group, Inc.	$3,145,424	$2,406,322
Attributable to non-controlling interest	$70,645	$(125,834)

Basic and Diluted Income per common share
Basic	$0.15	$0.14
Diluted	$0.14	$0.13

Weighted average common share outstanding
Basic	20,213,889	17,000,000
Diluted	21,779,011	18,168,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	AUGUST 31,
	2010	2009

Cash Flows From Operating Activities:
Net income	$3,103,695	$2,301,838
Adjustments to reconcile net income to net cash provided by operating activities:

Stock based compensation	35,450	7,660
Depreciation	707,296	564,191
Amortization	158,209	-

Changes in operating assets and liabilities:
Restricted cash	-	7,228
Accounts receivable	713,207	(100,774)
Inventories	(169,474)	(16,752)
Advances to suppliers	41,077	1,469
Employee advance	(72,378)	48,436
Other receivables	3,640	96,856
Prepaid expense	48,256	50,901
Security deposit	(60,106)	(93,087)
Deferred rent	(365,028)	(84,250)
Accounts payable	4,351	(1,102)
Unearned revenue	3,968,547	4,303,014
Taxes payable	(18,371)	(5,476)
Accrued expenses and other payables	634,826	36,360

Cash provided by operating activities	8,733,200	7,116,513

Cash Flows From Investing Activities:
Purchase of software	(114,184)	-
Addition in construction in progress	(2,080,487)	(5,709,094)
Purchase of property and equipment	(215,287)	(184,055)
Cash paid for acquisition,net	-	65,265

Cash used in investing activities	(2,409,958)	(5,827,884)

Cash Flows From Financing Activities:
Capital contribution from minority shareholder	21,632	-
Proceeds from short-term loan	-	380,522

Cash provided by financing activities	21,632	380,522

Effect of exchange rate changes on cash and cash equivalents	24,589	(12,573)

Increase In Cash and Cash Equivalents	6,369,463	1,656,578

Cash and Cash Equivalents - Beginning of the period	18,104,218	1,907,641

Cash and Cash Equivalents - Ending of the period	$24,473,681	$3,564,219

Supplemental Disclosures of Cash Flow Information:

Interest paid	$33,838	$-
Income taxes paid	$13,718	$2,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2010 AND 2009
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of SOKO Fitness & Spa Group, Inc. (the “Company” or “SOKO”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of May 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2010.  These interim financial statements should be read in conjunction with that report.  Unless otherwise indicated, all amounts herein are expressed in US Dollars.

As used in this reprot, the terms "China" and the PRC" refer to the People's Republic of China.

Unless the context otherwise provides for in this Quarterly Report on Form 10-Q, the terms “the Company,” “the Registrant,” “SOKO” “we,” “us,” and “our” collectively refer to:

(i)       SOKO Fitness & Spa Group, Inc., a Delaware corporation, together with its wholly-owned subsidiary Wealthlink Co., Ltd., a Cayman Islands company (“Wealthlink”);

(ii)      Wealthlink’s wholly-owned subsidiaries, Hongkong Grace Cheer Limited, a Hong Kong company (“Grace Cheer”), Liaoning Union Beauty Management Ltd., a PRC company (“Liaoning Union”), and Harbin Mege Union Beauty Management Ltd., a PRC company (“Mege Union”);

(iii)     Mege Union’s nine subsidiaries (4 of which are wholly owned and 5 of which are majority owned by Mege Union); and

(iv)     Mege Union’s variable interest entity (“VIE”), Queen Group.

Grace Cheer and Liaoning Union have not started operations as of the date of this report.

For purposes of this Quarterly Report on Form 10-Q, the Queen Group is defined to include, as of August 31, 2010, each of the follow entities:  Harbin Huang Emperor & Golden Gym Club Co. Ltd., Harbin Queen Beauty Demonstration Center, Harbin Daoli Queen Demonstration Beauty Parlor, Harbin Nangang Mengke Lady Beauty Parlor, Shenyang Beauty Demonstration Center, Harbin Queen Beauty Clinic and Harbin Queen Beauty Vocational Skill Training School.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal of consolidation

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated financial statements include the financial statements of SOKO, Wealthlink, Grace Cheer, Liaoning Union, Mege Union and its three wholly-owned subsidiaries, Queen Beauty Technology Development Co., Ltd, Harbin Tai Ai Beauty Co., Ltd., (“Lea Spa”), and Harbin Legend Beauty Co., Ltd., (“Legend Spa”) and its five 51% majority- owned subsidiaries including Shenyang Letian Yoga Fitness Center (“Yoga Wave”), Beijing Natural Beauty Services Limited, Shenyang Starway Fitness Co., Ltd. (“Yoga Wave II”), Harbin Meiju Technology Development Co., Ltd ("Meiju") and Beijing Tai Ai Management Consulting Co., Ltd (in the process of applying for business license), as well as Mege Union’s VIE, Queen Group.

All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

For the period ended August 31, 2010, the Company has used the same significant accounting policies and estimates which are discussed in the Form 10-K for the year ended May 31, 2010.

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

The carrying value of property, plant and equipment and finite life intangible assets (Note 7) are assessed annually and when factors indicating impairment is present, the carrying value of the fixed assets is reduced by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Goodwill impairment is determined using a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow.  There was no impairment losses recognized for the periods presented.

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

Fair Value of Financial Instruments

These fair value principles prioritize valuation inputs across three broad levels. The three levels are defined as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Foreign Currency Translation

The Company uses the United States dollar (“US Dollars”) for financial reporting purposes. The subsidiaries, and the Queen Group maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted.

In general, for consolidation purposes, the Company translates its assets and liabilities into US Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statements of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the financial statements are recorded as accumulated other comprehensive income.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. The rate of exchange on August 31, 2010 was US$1.00 = RMB6.8074 and on May 31, 2010 was US$1.00 = RMB6.8279. The weighted average translation rate of US$1.00 = RMB6.7908 was applied to the Company’s income statement for the three months ended August 31, 2010.

Risks of Losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including clients, members and employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income. If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period. As of August 31, 2010 and 2009, the Company had not experienced any uninsured losses from injury to others or other losses.

New Accounting Pronouncements

In December, 2009, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities which is effective for fiscal years beginning after November 15, 2009 (actual year 2011 for the Company) . This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company believed that the adoption of this ASU will not have a material impact on its financial statements.

NOTE 3 - ADVANCES TO SUPPLIERS

The Company makes advances to certain non-related vendors for inventory and equipment purchases. Below is the breakdown of advances to major suppliers:

	As of
	August 31, 2010	May 31, 2010

Major supplier A	$3,061,158	$4,686,278
Major supplier B	1,894,303	933,331
Major supplier C	745,162	-
Others	479,523	683,367

Total	$6,180,147	$6,302,976

NOTE 4 - INVENTORIES

The inventories consist of the following:

	As of
	August 31, 2010	May 31, 2010
Skin care supplies	$1,116,616	$917,531
Hair care supplies	64,650	62,520
Other supplies	90,310	119,157

Total	$1,271,576	$1,099,208

No allowance for inventories was deemed necessary for the three months ended August 31, 2010 and 2009.

NOTE 5 – LOAN TO OTHERS

Loan to others represents a loan of RMB998,717 (equivalent to $146,710 and $146,270 as of August 31, 2010 and May 31, 2010, respectively) to an outside party, bearing interest of 5% per year.  The purpose of this loan was to provide working capital for a potential acquisition target in Dalian, China.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

	As of
	August 31, 2010	May 31, 2010
Machinery & equipment	$4,279,998	$4,108,777
Office equipment & furniture	1,468,543	1,450,457
Automobiles	146,618	98,078
Buildings	1,777,475	1,772,141
Building improvements	21,182,199	21,124,530

Sub-total	28,854,833	28,553,983
Less: Accumulated depreciation and amortization	(6,709,798)	(5,986,213)

Construction in progress	3,628,692	1,548,630

Total	$25,773,727	$24,116,400

Depreciation and amortization expense for the three months ended August 31, 2010 and 2009 was $707,296 and $564,191 respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets mainly include customer lists of RMB14 million and tailored made software RMB1,352,400.

Customer lists primarily consist of RMB14 million (approximately equal to $2 million as of August 31 and May 31, 2010 ) of customer lists and marketing resources acquired in December 2009 from Beijing Natural Beauty Fitness Services Limited (“BNBS”), which are amortized over the estimated life of three years starting December 1, 2009.  Amortization expense was $158,209 for the three months ended August 31, 2010.

NOTE 8 – TAXES

1)	Corporate Income Tax

Wealthlink is a tax exempted company incorporated in Cayman Islands since it conducts all of its business through ‘its subsidiaries, and variable interest entity, Queen Group.

The Company is a Delaware corporation and conducts all of its business through ‘its subsidiaries, and variable interest entity, Queen Group. All business is conducted in China.

As of August 31, 2010, Queen Group consists of six individually-owned sole proprietorships (one of which has two additional branches) which, under the PRC Laws, are generally exempted from paying any corporate level income taxes unless they are otherwise assessed by the local authority. These entities under Queen Group are generally subject to a  tax rate of 25% of Taxable Net Income (“TNI”) which was determined by local tax authority annually based on various factors including the size of the business, number of the employees as well as average revenue for entities in the same industry and not necessarily on the actual revenue of the entity. Legend Spa and Lea Spa, both wholly-owned subsidies of Mege Union, are also subject to a similar fixed-rate income tax system as the entities under Queen Group. While Legend Spa’s TNI is taxed at 25%, Lea Spa’s TNI is currently levied at only 20%.

All the net income of Yoga Wave, Yoga Wave II and BNBS are all subject to a 25% income tax rate.

The provisions for income taxes for the three months ended August 31, 2010 and 2009 were $9,502 and $23,880, respectively. There is a risk that the Company could be subject to additional tax liabilities if Chinese tax laws or the ways in which such laws are interpreted or assessed by Chinese authorities become subject to change.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended August 31, 2010 and 2009:

	For the three months Ended August 31,
	2010	2009
US statutory rates	34%	34%
Foreign income not recognized in USA	(34)%	(34)%
China income tax	25%	25%
Tax exemption	(24.9)%	(24.4)%
Total provision for income tax	0.1%	0.6%

The Company was originally and remains incorporated in Delaware.  It incurred a net operating loss on its own, including amortization of stock-based compensation of $212,113 and $315,655 for U.S. income tax purposes for the three months ended August 31, 2010 and 2009, respectively.  The net operating loss carry forwards may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company’s business operations being primarily conducted in China and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance as of August 31, 2010 and 2009, respectively for the temporary difference related to the loss carry-forwards.  The valuation allowances for the three months ended August 31, 2010 and 2009 were $72,118 and $107,322, respectively.

The Company intends to invest undistributed earnings in foreign subsidiaries indefinitely and these undistributed earnings are essentially permanent in duration.

2)	Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union and its subsidiaries.  Except the Harbin Huang Emperor & Golden Gym Club Co., Ltd., and BNBS which are subject to a tax rate of 3% of its actual revenue, and Yoga Wave, Yoga Wave II which are subject to a tax rate of 5% of their actual revenue, all business is subject to a tax rate of either 3% or 5% of the pre-determined fixed revenue.

3)	Taxes payable as of August 31 and May 31, 2010 consisted of the following:

	As of
	August 31, 2010	May 31, 2010

Business sales tax payable	$13,877	$25,515
Corporate income tax	100,521	86,704
Other	12,260	32,379

Total taxes payable	$126,658	$144,598

NOTE 9 - SHORT TERM LOAN

The short term loans include the following:

	Balance at

	August 31, 2010	May 31, 2010

Loan payable to Shanghai Pudong Development Bank with a one year term from November 24, 2009 to November 23, 2010 at a fixed interest rate of 0.3983% per month	2,203,481	2,196,869

	$2,203,481	$2,196,869

Capitalized interest included in construction in progress amounted  to -0- and $33,631 for the three months ended August 31, 2010 and 2009, respectively. This loan was secured by the building owned by Queen Group.

NOTE 10 - DEFERRED REVENUE

Deferred revenue represents cash received from members, but not yet earned. Cash additions include all cash received for membership fees and advance payments for services. Revenue recognized includes all revenue earned during the periods from membership services and other services.

A reconciliation of deferred revenue as of August 31, 2010 is as follows:

	May 31, 2010		Revenue	August 31, 2010
	Balance	Cash Additions	Recognized	Balance
Membership fees & advance payment collected	$9,344,088	$11,056,526	$(7,087,998)	$13,312,616

Receipts collected & earned without deferral during period	—	$2,053,330	$(2,053,330)	—

	$9,344,088	$13,109,856	$(9,141,328)	$13,312,616

Impact of foreign currency translation				$18,442

			Total	$13,331,058

NOTE 11 - SEGMENT REPORTING

The Company has a single operating segment. Although the Company provides and markets various products and services, the Company’s chief operating decision maker reviews and evaluates one set of combined financial information deciding how to allocate resources and in assessing performance.

For the three months ended August 31, 2010 and 2009, the Company’s sales revenue from various products and services were as follows:

	For the three months ended
	August 31,
	2010	2009
Professional services	$5,576,434	$3,841,293
Sales of products	1,543,566	1,300,650
Membership fees	1,904,090	892,523
Tuitions	117,238	396,037

Total	$9,141,328	$6,430,503

NOTE 12 - STOCK OPTIONS

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

In July 2008, the Board of Directors of the Company authorized the issuance of 50,000 options to one of its independent directors. The options vest over a three year period, with one-third vesting on each of the grant date, and the first and second anniversaries of the grant date. The option is exercisable for five years from the date of grant. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: Expected life 5 years, expected volatility 100%, dividend yield 0%, risk free interest rate 3.91% and the exercise price of $1.47. The fair value of the 50,000 options was $55,953 at the grant date.

On January 31, 2010, the Board of Directors of the Company authorized the issuance of 20,000 options to one of its independent directors. The options shall be vested 20% on May 7, 2010, 40% on May 7, 2011 and 40% on May 7, 2012, and exercisable by May 6, 2013. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: Expected life 3 years, expected volatility 69%, dividend yield 0.00%, risk free interest rate 1.38% and the exercise price of $3.8. The fair value of the 20,000 options was $27,465 at the grant date.

On May 7, 2010, the Board of Directors of the Company authorized the issuance of 20,000 options   to one of its independent consultants and 200,000 to seven key employees, respectively. The options shall vest 20% on May 7, 2010, 40% on May 7, 2011 and 40% on May 7, 2012, and are exercisable by May 6, 2013. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: Expected life 3 years, expected volatility 59%, dividend yield 0.00%, risk free interest rate 1.32% and the exercise price of $3.8. The fair value of the 20,000 options to the independent consultant was $29,896 and 200,000 options to 7 key employees were $298,965, respectively, at the grant date.

The Company determined its expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk–free interest rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price

Outstanding as of May 31, 2010	350,000	$3.07
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of August 31, 2010	350,000	$3.07

Stock compensation expense recognized for the period is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. Stock compensation expenses recognized were $35,450 and $7,660 for the three months ended August 31, 2010 and 2009, respectively. As of August 31, 2010, the Company had 142,000 outstanding vested stock options with an amount of $166,778, diluted for purpose of the Company’s diluted earnings per shares. The 208,000 unvested stock option is expected to be expensed with an amount of $299,447 in a weighted average period over 2 years.

NOTE 13 - STOCKHOLDERS’ EQUITY

With respect to the warrants issued as part of the Company’s financing on April 11, 2008, investors are entitled to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $1.25 per share. These warrants are exercisable for three years from the effective date of registration statement (which was April 13, 2010). Moreover, the placement agent is entitled to purchase an aggregate of 160,000 shares of common stock at an exercise price of $1.25 per share. These placement agent warrants are exercisable for three years from the issuance date April 11, 2008. The Company classified the warrants in the equity section as an offset to additional paid-in capital.

Following is a summary of the status of warrants outstanding as of August 31, 2010:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life (Years)

Outstanding as of May 31, 2010	2,160,000	$1.25	0.92
Granted
Forfeited
Exercised
Outstanding as of August 31, 2010	2,160,000	$1.25	0.67

NOTE 14 – NONCONTROLLING INTEREST

Noncontrolling interest represents the minority stockholders’ proportionate share of 49% of the equity of Yoga Wave, Yoga Wave II, Beijing Lea Spa, Meiju and BNBS.

The Company’s controlling interest requires that Yoga Wave, Yoga Wave II, Beijing Lea Spa, Meiju and BNBS’s operations be included in the Company’s Consolidated Financial Statements.

A reconciliation of Noncontrolling interest as of August 31, 2010 is as follows:

Balance as of May 31, 2010	$(91,678)
Capital injection by noncontrolling interest	21,594
Proportionate share of Net income from Yoga Wave	7,065
Proportionate share of Net income from Yoga Wave II	36,272
Proportionate share of Net income from BNBS	111,806
Proportionate share of Net loss from Beijing Lea Spa	(11,504)
Proportionate share of other comprehensive loss	(448)

Balance as of August 31, 2010	$561

NOTE 15 - RELATED TRANSACTIONS

1)      Real Property Arrangements

The Company rents the premises for certain locations from Mr. Tong Liu, our Chairman and CEO. Mr. Liu has leased Mege Union’s office, as well as two stores premises to the Company pursuant to the terms of binding written lease agreements containing terms no less favorable to the Company than the Company could have negotiated in an arm’s length transaction with a motivated landlord, including substantially the following terms:

(a)	Harbin Daoli Queen Demonstration Beauty Parlor: 5-year lease from January 1, 2007 through December 31, 2011 for $47,300 per year;

(b)	Harbin Queen Beauty Demonstration Center: 5-year lease from January 1, 2007 through December 31, 2011 for $20,300 per year;

(c)	Mege Union Office: 10-year lease from January 1, 2009 through December 31, 2018 for $73,212 per year.

NOTE 16 - EARNINGS PER SHARE (“EPS”)

EPS for the three months ended August 31, 2010 and 2009 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following demonstrates the calculation for EPS:

	For the three months ended August 31,
	2010	2009
Earnings per share-basic
Net income attributable to SOKO Fitness & Spa Group, Inc	$3,030,928	$2,427,604

Weighted average number of common share outstanding-basic	20,213,889	17,000,000

Earnings per share-basic	$0.15	$0.14

Earnings per share-diluted
Net income attributable to SOKO Fitness & Spa Group, Inc	$3,030,928	$2,427,604

Weighted average number of common share outstanding-basic	20,213,889	17,000,000
Effect of diluted warrants	1,510,962	1,141,132
Effect of diluted options	54,160	27,311
Weighted average number of common share outstanding-diluted	21,779,011	18,168,443

Earnings per share-diluted	$0.14	$0.13

The Company had 2,160,000 outstanding common stock purchase warrants as of August 31, 2010 and 2009, and outstanding options of 350,000 and 110,000 on August 31, 2010 and 2009, respectively.  As of August 31, 2010 and 2009, because the market price was higher than the exercise price, both the warrants and options were dilutive and included in diluted weighted average share calculation.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Mege Union may, from time to time, agree to act as the guarantor for Queen Group and its variable interest entities in connection with contracts, agreements or transactions relating to Queen Group’s operations with third parties in order to provide full guarantee for the performance of such contracts, agreements or transactions by Queen Group. In return, Queen Group would agree to pledge all of its assets, including accounts receivable, to Mege Union.  As of August 31, 2010, Mege Union has not provided any guarantee to any third party on behalf of Queen Group. Therefore, the Company is currently not exposed to any guarantor’s obligations under this guarantee arrangement.

NOTE 18 - CONCENTRATION RISK

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balances held in PRC bank accounts were $24,198,026 and $17,846,547 as of August 31 and May 31, 2010, respectively.  As of August 31 and May 31, 2010, the Company held $275,655 and $257,671 of cash balances within the United States of which 25,655and $7,671 was in excess of FDIC insurance limits, respectively.

NOTE 19 - SUBSEQUENT EVENT

On September 23, 2010, the Company appointed Mr. Collin Sung to be an independent director and the chair of the Company’s Audit Committee.  The Board also granted Mr. Sung, with the recommendation of the Compensation Committee, an annual cash compensation of US$24,000 and an option to purchase 65,000 shares of the Company’s common stock, which option shall: (i) vest 20% on October 6, 2011, 40% on October 6, 2012 and 40% on October 6, 2013, (ii) be exercisable by October 6, 2014 and (iii) have an exercise price equal to the closing price of the Company’s common stock as reported on the Over-the-Counter Bulletin Board on October 6, 2010.  These terms will be included in an Independent Director Agreement with Mr. Sung which is expected to be finalized in the upcoming weeks as well as the Company’s standard option agreement.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations relates to the period ended August 31, 2010 and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.  Unless otherwise indicated, all amounts herein are expressed in US Dollars.  This discussion contains certain forward-looking statements that involve significant risks and uncertainties. Our actual results and the timing of certain anticipated events could differ materially or perhaps substantially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this report and in our other filings with the Securities and Exchange Commission.

Unless the context otherwise provides for in this Quarterly Report on Form 10-Q, the terms “the Company,” “the Registrant,” “SOKO” “we,” “us,” and “our” collectively refer to:

(i)       SOKO Fitness & Spa Group, Inc., a Delaware corporation, together with its wholly-owned subsidiary Wealthlink Co., Ltd., a Cayman Islands company (“Wealthlink”);

(ii)      Wealthlink’s wholly-owned subsidiaries, Hongkong Grace Cheer Limited, a Hong Kong company (“Grace Cheer”), Liaoning Union Beauty Management Ltd., a PRC company (“Liaoning Union”), and Harbin Mege Union Beauty Management Ltd., a PRC company (“Mege Union”);

(iii)     Mege Union’s nine subsidiaries (4 of which are wholly owned and 5 of which are majority owned by Mege Union); and

(iv)     Mege Union’s variable interest entity (“VIE”), Queen Group.

Grace Cheer and Liaoning Union have not started operations as of the date of this report.

For purposes of this Quarterly Report on Form 10-Q, the Queen Group is defined to include, as of August 31, 2010, each of the follow entities:  Harbin Huang Emperor & Golden Gym Club Co. Ltd., Harbin Queen Beauty Demonstration Center, Harbin Daoli Queen Demonstration Beauty Parlor, Harbin Nangang Mengke Lady Beauty Parlor, Shenyang Beauty Demonstration Center, Harbin Queen Beauty Clinic and Harbin Queen Beauty Vocational Skill Training School.

Overview

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

We continued to implement growth and expansion plans in the quarter ended August 31, 2010, and our current goal is to build or acquire interests in up to 16 additional facilities in fiscal 2011. These facilities will be either wholly-owned or majority controlled by us but could also be minorly owned or operated under a management agreement. As we undertake to grow our business, we expect to incur a significant increase in our operating expenses, mainly due to construction costs, increased rent expenses, salaries and benefit costs and sales commissions.  We expect to fund our operations and these new facility openings with current operating cash flow, cash flow from organic growth and short-term bank loans as well as the proceeds from a private offering of our securities in April 2010. We may also seek additional financing in the form of debt, equity or convertible security offerings to fund our growth if we open more facilities than we plan.

We have been focusing our marketing efforts in relatively economically established second tier cities and aiming to build market share in these second tier cities.  We believe this strategy will help us accelerate our growth and expansion, build economies of scale, establish barriers to entry for our competitors and avoid the potential negative impact resulting from operating losses associated with opening new facilities.  We have also established and may continue to seek to establish facilities in luxury hotels and similar facilities.

For the quarter ended August 31, 2010, our beauty and spa operations accounted for approximately 79.2% of our revenue, fitness operations accounted for approximately 20.8% and our beauty school accounted approximately about 1.3% of our total revenue. We expect that this revenue breakdown will remain relatively stable in the future.

In September 2010, we entered into a five-year cooperation and revenue-sharing agreement with Bin Xian Vocational Technology and Education Center in suburban Harbin, China, under which we will provide products and personnel to Bin Xian to support its two-year training and education programs for skincare, hair styling, cosmetology and facial treatments. Revenues from tuitions will be shared 60 percent by Bin Xian and 40 percent by us, correlating with responsibilities of operating expenses. Revenues from sales of products to students, as well as the associated product costs, will be shared equally by the two companies.  Although we do not expect the revenues from this new venture to add materially to our top-line revenues, we believe the agreement will allow us to generate further awareness of our brand name in China’s spa and beauty market.

On May 1, 2010, we entered into an agreement with Shanghai Ouhua Medical Equipment Co., Ltd. (“Ouhua”) to set up a joint venture company, in which Mege Union and Ouhua will hold, respectively, 51% and 49% of the equity interest of the joint venture, respectively.  The new joint venture will provide non-surgical medical beauty services, such as laser treatment, skin filling and wrinkle removal.  We believe this joint venture will increase our presence in medical beauty segment and expand our current services by cooperating with Ouhua which is a reputable and experienced medical beauty services and equipment provider. As of the date of this report, Mege Union has contributed approximately $75,000 to the new joint venture. The joint venture is in the process of applying business license and has not commenced business operations.

During our fiscal year ending May 31, 2011, we plan to continue to implement our strategies of positioning SOKO as a provider of high-end professional services to the emerging middle class in China, to train and retain high quality professionals through our Beauty School, to provide high-quality, high-end, specialized services to our customers, maintain a high retention rate, and to reduce our costs by leveraging economies of scale through the opening of new facilities.

Our working capital is used for operational costs, the development of new facilities, and other capital expenditures necessary to maintain existing facilities.  Historically, we have satisfied our working capital needs through cash from operations which mainly come from non-refundable membership fees and prepaid non-refundable fees for membership and/or treatments and various short-term borrowing arrangements.   Membership fees for members who pay monthly are recognized in the period in which facility access is provided. The membership fees for all fitness centers other than Yoga Wave centers (which includes Yoga Wave, Yoga Wave II, Yoga Wave Harbin and Westin Yoga Wave (which recently opened)) and the membership fees from members of our Yoga Wave centers who pay their monthly membership fees up-front (both new membership sales and membership renewals) as well the non-refundable initial membership fees payable by the members of our Yoga Wave centers are amortized over the period of the contract commencing with the first month of the new member contract or renewal contract, as applicable.  All sales of prepaid spa treatments are recorded as deferred revenue upon initiation and are recognized proportionally when each treatment is provided.

Based on our current membership and client level and fee structure (including the acceptance of members of our fitness centers to prepay their membership fees for the full term of their membership), available short-term financing and past experience with respect to membership and client increase, we believe that our existing cash reserves, cash flow provided by short-term loans, and cash flow from operations are sufficient to support annual growth in the number of memberships and clients and number of facilities similar to our growth in these areas in the past for approximately two (2) years, including our planed new openings for fiscal 2011. However, we might need additional financing in the form of debt, equity or convertible security offerings to fund our organic and acquisitive growth in the future as we open additional facilities and otherwise grow our brand and business.  In order of priority, with current operating cash flow, we have prioritized our potential growth, focusing on the opening of new facilities first. Any additional capital expenditures are made first to upgrade our existing facilities to attract new members and clients and keep existing ones and then to acquisitions of facilities from other parties. As we identify potential acquisition targets that fall within our target demographic, we may pursue sources of additional capital through various means, including joint venture projects and debt or equity financings in an effort to accelerate our growth. We have access to short-term lending facilities which are used to support our organic growth in the future. We had a loan of $2,203,481 with Shanghai Pudong Development Bank outstanding on August 31, 2010. This loan has a one year term from November 24, 2009 to November 23, 2010 at a fixed interest rate of 0.3983% per month.

Proceeds from our short term loans are used for daily operations.  We are current with all obligations under the terms of these loan facilities and not in breach of any covenant thereof.  Based on our loan performance and good relationship with Shanghai Pudong Development Bank, we believe that Shanghai Pudong Development Bank is likely to renew our current short-term loan(s) and/or provide new short-term loans with a maximum total amount of approximately $5 million in the future.

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

Results of Operation

For the Three Months Ended August 31, 2010 Compared to August 31, 2009

	Three Months Ended August 31,		$	%
	2010	2009	Change	Change
Revenues
Professional Services	$5,576,434	$3,831,293	$1,735,141	45.2%
Sales of Product	$1,543,566	$1,300,650	$242,916	18.7%
Membership Fees	$1,904,090	$892,523	$1,011,567	113.3%
Tuition	$117,238	$396,037	$(278,799)	(70.4)%

Total Revenues	$9,141,328	$6,430,503	$2,710,825	42.2%

Cost of Sales	$3,099,088	$2,188,938	$910,150	41.6%
Gross Profit	$6,042,240	$4,241,565	$1,800,675	42.5%

Operating Expenses	$3,121,713	$1,898,374	$1,223,339	64.4%

Income Tax Provision	$9,502	$23,880	$(14,378))	(60.2)%

Net Income attributable to SOKO Fitness & Spa Group, Inc.	$3,032,600	$2,427,604	$604,996	24.9%

Revenues:

Revenues for the three months ended August 31, 2010 increased by approximately $2.7 million, or 42%, to $9.1 million as compared to $6.4 million for the three months ended August 31, 2009. Our sales growth was driven by expansion of our facilities and services. Although we did not increase our prices from period to period, our sales growth was driven by increasing sales from our existing members and clients, sales of add-on services to members and clients and our continued efforts to add new members and clients in new and existing facilities. As of August 31, 2010, our fitness centers have 20,544 memberships and our spa and beauty salons have 22,711 clients.  For our fitness centers, there were 2,978 newly enrolled members in the quarter ended August 31, 2010 and 562 old memberships were not renewed.  For our spa and beauty salons, there were 1,942 new clients in the quarter ended August 31, 2010, while approximately 98% of our existing clients purchased products or services during the quarter.

	As of August 31, 2010	As of May 31, 2010

Fitness Memberships	20,544	18,128
New Memberships	2,978	8,119
Old Memberships that were renewed	17,566	1,000
Memberships that were not renewed	562	2,991

Beauty Salon and Spa Clients	22,711	21,192
New Clients	1,942	3,699
Recurring Clients that purchased additional treatments	20,769	17,493
Clients that did not purchase additional treatments	423	2,007

Compared to the same period of 2009, beauty and spa revenues increased by 63.8% and fitness and yoga revenues increased by 113.3%, which increases were driven by increased number of clients/members in our old facilities, the opening of new facilities and the increased revenues per client/member.  Other revenues, which consist of beauty school tuition and related student surcharges, decreased by 70.4%, because we offered fewer classes to the beauty school students while we provided more training to our employees in fiscal year ended May 31, 2010.

Cost of Sales:

Cost of sales, which consists of costs of the products sold and used, inbound freight costs, cost of direct labor and overhead, was approximately $3.1 million for the three months ended August 31, 2010 as compared to $2.2 million for the same period ended August 31, 2009.  The increase was approximately in line with our increase in sales.

Cost of sales as a percentage of revenue decreased from 33.9% to 34.0% as compared to the prior comparative period. The slight decrease was main attributable to the increase in revenue generated from the medical beauty treatments implemented after the quarter ended August 31, 2009, which utilize less beauty products compared with other services and thus have higher gross margin.

Gross Profit:

As a result of the above, we achieved gross profits of approximately $6.0 million for the three months ended August 31, 2010, compared to approximately $4.2 million for the same period of the previous year, representing a approximately 42% period to period increase. The increase was mainly attributable to our expansion of facilities, the increasing number of clients and members in our existing facilities and the new services we provided. Our overall gross profit margin as a percentage of revenue was 66.1% for the three months ended August 31, 2010 compared to 66.0% of the same period of the previous year. The slight increase was mainly due to the increased number of immature facilities in the quarter ended August 31, 2010 compared to the quarter ended August 31, 2009. As a new fitness center or beauty salon and spa increases its customer base, fixed costs are typically spread over an increasing revenue base and its contribution tends to improve.  Based on our experience, gross profit of a fitness center increases significantly during its first four years of operation, as follows:

•	By the end of the first full year of operation, a fitness center has typically achieved modest membership contribution and is cash flow positive.

•
By the end of the second full year of operation, a fitness center has typically generated significantly better membership contribution as the member base grows with minimal incremental fixed operating costs.

•	By the end of the fourth full year of operation, a typical fitness center has matured, with memberships at or near capacity.

Our beauty salons and spas have even better capital cycles.  Based on our experience:

•	By the end of the first 6-8 months of operation, a beauty salon and spa has typically achieved modest client contribution and is cash flow positive.

•
By the end of the first full year of operations, a beauty salon and spa has typically generated significantly better client contribution as the client base grows with minimal incremental fixed operating costs.

Based on the historical performance of our mature fitness centers and beauty salons and spas, we expect that, even in difficult economic times, our newer fitness centers and beauty salons and spas will grow significantly faster over the first two to three years than our average mature fitness centers and beauty salon and spa facilities, while requiring only a minimal level of additional working capital. We expect growth in gross profit to continue as recently opened fitness centers and beauty salons and spas continue to mature.

Operating Expenses:

Our operating expenses, which consist primarily of salaries and commissions for sales representatives, salaries for administrative staffs, rent expenses, depreciation expense and employee benefits for administrative staffs, increased by approximately $1.2 million to $3.1 million for the three months ended August 31, 2010 from $1.9 million for the same period of the previous year.  This 64% increase was mainly because we had two new spa openings and four new fitness centers in the three months ended August 31, 2010 than in the three months ended August 31, 2009.  For the matured facilities, operating expenses did not fluctuate materially, while for the newly open facilities, the increase in operating expenses was approximately in proportion to our increase in sales.

Other Income (Expenses):

Other Income consists primarily of income from selling sport clothes and beverage and renting lockers.  Other Expense consists primarily of interest expense, penalty, donation and other miscellaneous expenses.  Other Income (Expenses) for the three months ended August 31, 2010 consisted of other income of $192,670 compared to the other expenses of $17,474 for the same period of the previous year.  This difference was mainly attributable to the increase in income generated from sales of sports clothes and beverage and locker rental.

Provision for Income Taxes:

Our provisions for income taxes for the three months ended August 31, 2010 and 2009 were $9,502 and $23,880  respectively, a decrease of $14,378 from period to period.  The decrease in the income tax provision was largely because the revenue from one of our facilities is now being taxed at a much lower rate due to the implementation of our new tax planning strategy of separating our beauty and spa facilities from our fitness centers.

Net Income Attributable to SOKO Fitness & Spa Group, Inc.:

Net income attributable to SOKO Fitness & Spa Group, Inc. for the three months ended August 31, 2010 increased by approximately $0.6 million to $3.0 million as compared to $2.4 million for the same period of the previous year, representing a 25%  increase period to period. This increase was mainly attributable to our 42%  increase in revenues, coupled with our ongoing efforts to cut costs.

Foreign Currency Translation Adjustment attributable to SOKO Fitness & Spa Group, Inc.:

The foreign currency translation adjustment attributable to SOKO Fitness & Spa Group, Inc. increased by $134,106 from $21,282 loss for the three months ended August 31, 2009 to $112,824income for the three months ended August 31, 2010. The foreign currency translation adjustment reflects the changes in the exchange rate of the Renminbi against the U.S. dollar.

Liquidity and Capital Resources

The following table summarizes the cash flows for the three months ended August 31, 2010 and 2009.

	Three months ended August 31,
	2010	2009
Cash provided by (used in):

Cash Flow From Operating Activities	$8,733,197	$7,116,513

Cash Flow From Investing Activities	$(2,409,959)	$(5,827,884)
Cash Flow From Financing Activities	$21,632	$380,522

We have historically funded our operation primarily through bank loans and incoming cash from operations. Over the next twelve months, we intend to pursue organic and acquisitive growth in the future and increase our market share in China. We are also evaluating acquisition and consolidation opportunities in China’s fragmented fitness and beauty salon and spa industry. We believe that we have sufficient funds to operate our existing business for the next twelve months. However, in addition to funds available from our operating and short term bank loans, we may need external sources of capital in order to fund our expansion. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all, and our inability to obtain such financing when needed could have a material adverse effect on our operations and growth prospects.

Net Cash Provided by Operating Activities

Cash provided by operating activities totaled $8.7 million for the three months ended August 31, 2010 as compared to $7.1 million provided by the same period of the previous year. The increase in our cash provided by operations was primarily due to the increase of $0.8 million in our net income and $0.8 million in account receivable and offset by the increase in deferred rent and decrease in unearned revenue and advances to employees.

Net Cash Used in Investing Activities

We invested $2.4 million in fixed assets and construction in progress for the three months ended August 31, 2010 compared to $5.8 million in the same period of the prior year, as part of our development plan which includes purchase of financial software system, construction of new facilities in various locations and purchase of equipment for these new facilities.

Net Cash Provided By Financing Activities

Cash provided by financing activities totaled approximately $21,632 for the three months ended August 31, 2010 as compared to $380,522 in the same period of the previous year. We didn’t incur enter into any new loans in the quarter ended August 31, 2010. All the cash provided by financing came from the capital contribution by our partner who owns 49% of the equity interest in Xianshan Lea Spa.

We are current with all of our obligations under the terms of the outstanding short-term loan facilities and not in breach of any covenant thereof.  Because of our repayment performance on loan facilities and our good relationship with Shanghai Pudong Development Bank, we believe that they would be likely to provide new and/or additional short-term facilities in the future.

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

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories.  Actual results could differ from those estimates.

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

Non-refundable membership fees, non-refundable initial membership fees and monthly membership fees that are prepaid on a non refundable basis are recognized on a straight-line basis over the respective membership term

Stock-Based Compensation

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

Fair Value of Financial Instruments

These fair value principles prioritize valuation inputs across three broad levels. The three levels are defined as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

Our financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. The rate of exchange on August 31, 2010 was US$1.00 = RMB6.7908 and on August 31, 2009 was US$1.00 = RMB6.8327.

Risks of Losses

We are potentially exposed to risks of losses that may result from business interruptions, injury to others (including clients, members and employees) and damage to property.  These losses may be uninsured, especially due to the fact that our operations are in China, where business insurance is not readily available.  If: (i) information is available before our financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.

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

As of August 31, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting.  This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principals (“GAAP”) standards, especially related to complicated accounting issues.  This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.  The Company’s internal audit function is significantly deficient due to insufficient qualified resources and appropriate system to perform such function. Therefore, the ability to prevent and control lapses and errors in our accounting function could not be rendered effectively.

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

Based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•
The Company has acquired a new financial software system that became operational during the quarter ended August 31, 2010.  Management believes that the use of this modern database-oriented financial and accounting system will improve our ability to perform detailed analysis and reporting and reduce the monthly, quarterly and annual information cycles as related to accounting and compliance reporting.

•
The Company is providing training related to the business process changes and the financial reporting system software to individuals using the financial reporting system to carry out their job responsibilities, as well as those who rely on the financial information.  The Company anticipates that the implementation of this module will strengthen the overall systems of internal controls due to enhanced automation and integration of related processes.

•
The Company is evaluating the roles of its existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of the Company’s accounting and internal control procedures.

•
The Company plans to engage an outside, independent internal controls consultant to assist it in addressing the aforementioned deficiencies and generally provide guidance on proper U.S. accounting practices.

•	The Company will increase its accounting and financing personnel resources, by retaining more U.S. GAAP knowledgeable financial professionals.

•
On September 23, 2010, the Company appointed a new independent director (Mr. Colin Sung, who is replacing Mr. Gideon Kory) who is fluent in Mandarin to serve as Chairman of the Audit Committee of the Company’s Board of Directors effective as of October 6, 2010.  The Company believes this will facilitate better communication and implementation of proper procedures between Company management and the Audit Committee.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting subject to the above corrective actions with regard to significant deficiencies or material weaknesses that occurred during the fiscal quarter ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Removed and Reserved

Item 5.     Other Information

None.

Item 6.     Exhibits

(a)  Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
_________________
* Filed herewith

+
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOKO FITNESS & SPA GROUP, INC.

October 13, 2010	By:	/s/ Tong Liu
Tong Liu Chief Executive Officer (Principal Executive Officer)

October 13, 2010	By:	/s/ Xia Yu
Xia Yu Chief Financial Officer (Principal Accounting Officer)