Form 10-Q
period 2010-11-30
SOKO FITNESS & SPA GROUP, INC.
filed 2011-01-14
CIK 1355835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to

Commission file number: 333-132429

SOKO FITNESS & SPA GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	80-0122921
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 194, Guogeli Street, Harbin,
Heilongjiang Province, China 150001
(Address of principal executive offices)

011-86-451-87705511
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐

As of January 14, 2011, there were 20,459,677 outstanding shares of common stock of the registrant, par value $.001 per share.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements.  In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s opinions only as of the date thereof. In evaluating such forward looking statements, readers should carefully review the discussion of risks and uncertainties in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the Securities and Exchange Commission  (“SEC”) including, without limitation:

●	our financial position, business strategy and other plans and objectives for future operations;

●	the ability of our management team to execute its plans to meet its goals;

●	our ability to attract and retain management;

●	our growth strategies, including our ability to open new facilities;

●	anticipated trends in our business;

●	our ability to consummate or integrate acquisitions;

●	our liquidity and ability to finance our operations and acquisition and development activities;

●	the timing, cost and procedure for proposed acquisitions;

●	the impact of government regulation in China and elsewhere;

●	estimates regarding future net revenues or profits;

●	planned capital expenditures (including the amount and nature thereof);

●	estimates, plans and projections relating to construction of facilities and the acquisition of facilities or businesses;

●	the possibility that our acquisitions may involve unexpected costs;

●	the impact of competition;

●	the assessment or reassessment of taxes by local Chinese tax authorities and tax law implementation in China generally;

●	general economic conditions, whether in China generally, internationally or in the regional and local market areas in which we are doing business, that may be less favorable than expected; and

●	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

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

PART I – FINANCIAL INFORMATION

Item1.     Financial Statements

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)
(UNAUDITED)

	November 30, 2010	May 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$14,979,447	$18,104,218
Accounts receivables, net	150,433	911,523
Inventories	1,111,207	1,099,208
Advance to suppliers	10,230,329	6,302,976
Other receivables	169,697	437,196
Loan to others	149,799	146,270
Refundable investment deposits	1,914,850	-
Prepaid expense	175,633	127,365
Total Current Assets	28,881,395	27,128,755

Property, plant and equipment, net	39,078,226	24,116,400
Security deposit	271,995	75,412
Deferred rent	697,931	897,032
Goodwill	4,279,186	4,178,365
Intangible assets, net	1,552,877	1,739,107

Total Assets	$74,761,610	$58,135,072

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short term loan	$1,499,918	$2,196,869

Accounts payable, accrued expenses and other payable	1,848,592	1,707,381
Deferred revenue	18,636,102	9,344,088
Taxes payable	146,234	144,598
Total Current Liabilities	22,130,846	13,392,936

Shareholders’ Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at November 30, 2010 and May 31, 2020	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 20,413,889 and 20,213,889 shares issued and outstanding at November 30, 2010 and May 31, 2010, respectively.	20,414	20,214
Additional paid in capital	12,499,270	12,173,597
Warrants	1,070,275	1,070,275
Accumulated other comprehensive income	2,993,730	1,913,924
Retained earnings	35,941,443	29,655,804
Total SOKO Fitness & Spa Group, Inc.shareholders’ Equity	52,525,132	44,833,814
Non-controlling interest	105,632	(91,678)
Total Equity	52,630,764	44,742,136
Total Liabilities and Equity	$74,761,610	$58,135,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)
(UNAUDITED)

	For the three months ended November 30,		For the six months ended November 30,
	2010	2009	2010	2009
Net Sales	$9,821,301	$7,413,179	$18,962,629	$13,843,683
Cost of Sales	(3,183,444)	(2,262,805)	(6,282,532)	(4,451,744)
Gross profit	6,637,857	5,150,374	12,680,097	9,391,939

Selling, General and Administrative
Expenses:	3,385,424	2,001,385	6,507,137	3,899,759
Operating Income	3,252,433	3,148,989	6,172,960	5,492,180

Other (expenses) income:
Bank charges	(4,855)	(793)	(11,009)	(9,982)
Interest income	2,075	1,307	3,905	2,714
Interest expense	(46,725)	—	(73,702)	(33,643)
Foreign exchange gain/loss	(20,966)	—	(21,080)	21
Other income/(expenses)	184,651	14,759	408,735	38,689
Total other income (expenses)	114,180	15,274	306,851	(2,200)

Income before income tax	3,366,613	3,164,265	6,479,811	5,489,980
Provision for Income Tax	9,156	24,024	18,658	47,904

Net income	3,357,457	3,140,240	6,461,153	5,442,076

Less: net income (loss) attributable to non-controlling interest	104,419	(36,384)	175,514	(162,151)
Net Income Attributable to SOKO Fitness & Spa Group, Inc.	3,253,038	3,176,623	6,285,639	5,604,227

Other comprehensive income -
Foreign currency translation adjustments
Attributable to SOKO Fitness & Spa Group, Inc	966,983	25,977	1,079,806	4,695
Attributable to non-controlling interest	198	—	(252)	—

Comprehensive income
Attributable to SOKO Fitness & Spa Group, Inc	$4,220,021	$3,202,600	$7,365,445	$5,608,922
Attributable to non-controlling interest	$104,617	$(36,384)	$175,262	$(162,151)

Basic and Diluted Income per common share
Basic	$0.16	$0.19	$0.31	$0.33
Diluted	$0.15	$0.17	$0.29	$0.31

Weighted average common share outstanding
Basic	20,321,581	17,000,000	20,267,441	17,000,000
Diluted	21,669,542	18,168,443	21,615,401	18,168,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)
(UNAUDITED)

	For the six months ended November 30,
	2010	2009
Cash flows from operating activities:
Net Income	$6,461,153	$5,442,076

Adjustments to reconcile net income to net cash used in operating activities
Stock based compensation	75,873	15,319
Depreciation	1,494,612	1,143,137
Amortization	340,692
Changes in current assets and liabilities
Restricted cash	—	7,231
Accounts receivable	761,090	(190,217)
Inventories, net	(11,999)	(30,307)
Advance to suppliers	(3,927,353)	(1,454,700)
Other receivables	267,517	63,437
Refundable investment deposits	(1,914,850)	—
Prepaid expense	(48,268)	32,387
Security deposit	(196,583)	(61,823)
Deferred rent	199,101	(29,581)
Accounts payable and accrued expenses and other payable	141,210	(24,981)
Deferred revenue	9,292,014	2,781,139
Taxes payable	1,636	53,783
Net cash provided by operating activities	12,935,845	7,746,900

Cash flows from investing activities:
Purchase of software	(115,020)
Investment to Beijing Natural Beauty Services Limited		(1,171,274)
Additions to construction in progress	(15,141,720)	(5,770,557)
Purchase of property and equipment	(573,850)	(253,447)
Cash paid for acquisition, net		65,289
Net cash used in investing activities	(15,830,590)	(7,129,989)

Cash flows from financing activities:
Capital contribution from minority shareholder	21,805
Proceeds from warrants exercise	250,000
Proceeds from short term loan	1,483,353	3,308,850
Repayment of short term loans	(2,225,029)	(2,196,140)
Net cash (used in) provided by financing activities	(469,871)	1,112,710

Effect of exchange rate changes on cash and cash equivalents	239,845	1,046
Net (decrease) increase in cash and cash equivalents	(3,124,771)	1,730,667

Cash and cash equivalents - beginning balance	18,104,218	1,907,641

Cash and cash equivalents - ending balance	$14,979,447	$3,638,308

Supplemental disclosure of cash flow information
Interest paid	$73,702	$31,564
Income taxes paid	$26,265	$2,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of SOKO Fitness & Spa Group, Inc. (the “Company” or “SOKO”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements (“U.S. GAAP”). However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of May 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2010. These interim financial statements should be read in conjunction with that report. Unless otherwise indicated, all amounts herein are expressed in US Dollars.

As used in this report, the terms “China” and the PRC” refer to the People’s Republic of China.

Unless the context otherwise provides for in this Quarterly Report on Form 10-Q, the terms “the Company,” “SOKO” “we,” “us,” and “our” collectively refer to:

(i)	SOKO Fitness & Spa Group, Inc., a Delaware corporation, together with its wholly-owned subsidiary Wealthlink Co., Ltd., a Cayman Islands company (“Wealthlink”);

(ii)
Wealthlink’s wholly-owned subsidiaries, Hong Kong Grace Cheer Limited, a Hong Kong company (“Grace Cheer”), Sike Software Development Co., Ltd, a PRC Company (“Sike”), Liaoning Union Beauty Management Ltd., a PRC company (“Liaoning Union”) and Harbin Mege Union Beauty Management Ltd., a PRC company (“Mege Union”);

(iii)	Mege Union’s eight subsidiaries (3 of which are wholly owned and 5 of which are majority owned by Mege Union); and

(iv)	Mege Union’s variable interest entity (“VIE”), Queen Group.

Liaoning Union, Grace Cheer and Sike have not started operations as of the date of this report.

For purposes of this Quarterly Report on Form 10-Q, the Queen Group is defined to include, as of November 30, 2010, each of the follow entities: Harbin Huang Emperor & Golden Gym Club Co. Ltd., Harbin Queen Beauty Demonstration Center, Harbin Daoli Queen Demonstration Beauty Parlor, Harbin Nangang Mengke Lady Beauty Parlor, Shenyang Beauty Demonstration Center, Harbin Queen Beauty Clinic and Harbin Queen Beauty Vocational Skill Training School.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal of consolidation

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. GAAP.

The condensed consolidated financial statements include the financial statements of SOKO, Wealthlink, Grace Cheer, Liaoning Union, Sike, Mege Union and its three wholly-owned subsidiaries Queen Beauty Technology Development Co., Ltd, Harbin Tai Ai Beauty Co., Ltd. (“Lea Spa”), and Harbin Legend Beauty Co., Ltd. (“Legend Spa”) and its five 51% majority- owned subsidiaries including Shenyang Letian Yoga Fitness Center (“Yoga Wave”), Beijing Natural Beauty Services Limited, Shenyang Starway Fitness Co., Ltd. (“Yoga Wave II”), Harbin Meiju Technology Development Co., Ltd (“Meiju”) and Beijing Tai Ai Management Consulting Co., as well as Mege Union’s VIE, Queen Group.

All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

For the period ended November 30, 2010, the Company has used the same significant accounting policies and estimates which are discussed in the Form 10-K for the year ended May 31, 2010.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders' equity or net income.

Use of estimates

In preparing the financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expense during the reporting year. Significant estimates required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Uncertainties and Concentrations of credit risk

The Company’s operations are carried out in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, trade accounts receivable and advance to suppliers. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Inventory, net

Inventory is mainly composed of hair care supplies, skin care supplies, spot suits, beverage, and yoga mat. Inventories are stated at the lower of cost or market, as determined on a first-in, first-out basis, or market. Costs of inventories include unused purchasers and supplies for providing the beauty treatment.  The Company estimates an inventory allowance for excessive, slow moving and obsolete inventories as well as inventory whose carrying value is in excess of net realizable value.  There were no allowances for inventory as of both November 30, 2010 and May 31, 2010.

Property and Equipment, net

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

Intangible assets, net

Intangible assets include software and customer list. Intangible assets are carried at cost less accumulated amortization and any impairment. Intangible assets with a finite useful life are amortized using the straight-line method over the estimated economic life of the intangible assets.

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

The Company performs a goodwill impairment assessment on the last day of the each fiscal year. Goodwill impairment is determined using a two-step process.  The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow. There was no impairment losses recognized for the periods presented.

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

According to ASC 740, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The effect of applying this standard had no material effect on our financial statements.

Revenue Recognition

Sales revenue is generally recognized, when the services are provided and payments of the customers are received or collections are reasonably assured. Payments received in advance from members but not yet earned are recorded as deferred revenue.

Non-refundable membership fees, non-refundable initial membership fees and monthly membership fees that are prepaid on a non-refundable basis are recognized on a straight-line basis over the respective membership term.

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

In general, for consolidation purposes, the Company translates its assets and liabilities into US Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statements of operations and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the financial statements are recorded as accumulated other comprehensive income.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. The rate of exchange on November 30, 2010 was US$1.00 = RMB6.6670 and on May 31, 2010 was US$1.00 = RMB6.8279. The weighted average translation rate of US$1.00 = RMB6.6885 and US$1.00 = RMB6.7415 were applied to the Company’s statement of operations for the three and six months ended November 30, 2010, respectively.

Risks of Losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including clients, members and employees) and damage to property. These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available. If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income. If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of t he period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period. As of November 30, 2010 and 2009, the Company had not experienced any uninsured losses from injury to others or other losses.

New Accounting Pronouncements

In December 2010, ASC Update No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. ASC Update no. 2010-28 is effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-20 is not expected to have a material effect on our financial statements.

In May 2010, ASC Update No. 2010-19 Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates (SEC Update):  In this update the staff clarifies that upon application of highly inflationary accounting registrants must follow the accounting outlined in paragraph 830-10-45-11, which states that “the financial statements of a foreign entity in a highly inflationary economy shall be remeasured as if the functional currency were the reporting currency. Specifically, the disclosure requirements at year end and interim period when the reported balances in an entity’s financial statements that are differ from their underlying U.S. Dollar denominated values. This Update is effective for .January 1, 2010 calendar year registrants.  The adoption of ASU 2010-19 is not expected to have a material effect on our financial statements.

In March 2010, ASC Update No. 2010-13, Compensation—Stock Compensation (Topic 718): “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force.”  This is an update regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The update will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This update is not expected to have a material impact on the Company’s financial statements.

NOTE 3 - ADVANCE TO SUPPLIERS

The Company makes advances to certain non-related vendors for inventory and equipment purchases. Below is the breakdown of advances to major suppliers:

	As of
	November 30,	May 31,
	2010	2010
Major supplier A	$4,322,825	$-
Major supplier B	3,210,830	4,686,278
Major supplier C	2,233,969	933,331
Others	462,705	683,367
Total	$10,230,329	$6,302,976

NOTE 4 – INVENTORY

Inventory consists of the following:

	As of
	November 30, 2010	May 31, 2010
Skin care supplies	$935,493	$917,531
Hair care supplies	77,212	62,520
Other supplies	98,502	119,157
Total	$1,111,207	$1,099,208

No allowance for inventory was deemed necessary for the three and six months ended November 30, 2010 and 2009.

NOTE 5 – LOANS TO OTHERS

Loan to others includes a loan of RMB998,717 (approximately $149,799 and $146,270 as of November 30, 2010 and May 31, 2010, respectively) to Dalian Kangbaili Management Consulting Limited Company (“Dalian Kangbaili”, bears interest at 5% per year.  The purpose of this loan was to provide working capital for a new facility in Dalian, China which is ran by SOKO under a management agreement with Dalian Kangbaili.

NOTE 6 – REFUNDABLE INVESTMENT DEPOSITS

The Company has made certain payments to various potential business partners in anticipation of future business co-operations or potential acquisitions. These payments are short-term in nature and free of interest. The Company has full control on how these funds being used and expects to be fully refunded if such business partnership does not work out.  As of November 30, 2010, those payments amounted to $1,914,850. The Company has evaluated the collectability of these payments and determined that no allowance is necessary.

NOTE 7 - PROPERTY AND EQUIPMENT, NET

	As of
	November 30, 2010	May 31, 2010
Machinery & equipment	$4,345,136	$4,108,777
Office equipment & furniture	1,626,067	1,450,457
Automobiles	159,763	98,078
Buildings	1,814,901	1,772,141
Leasehold improvements	21,877,505	21,124,530
Sub-total	29,823,372	28,553,983
Less: Accumulated depreciation and amortization	(7,641,959)	(5,986,213)
Construction in progress	16,896,813	1,548,630
Total	$39,078,226	$24,116,400

Depreciation and amortization expense for the three months ended November 30, 2010 and 2009 were $787,316 and $578,946, respectively and for the six months ended November 30, 2010 and 2009 were $1,494,612 and $1,143,137, respectively.

NOTE 8 – INTANGIBLE ASSETS, NET

Intangible assets mainly include customer lists and marketing resources of RMB14.0 million (approximately $2.0 million as of November 30 and May 31, 2010) and tailored made software in the amount of RMB1, 352,400 (approximately $ 0.2 million as of November 30 and May 31, 2010).

The customer lists and marketing resources were acquired in December 2009 from Beijing Natural Beauty Fitness Services Limited (“BNBS”), which are amortized over the estimated life of three years starting December 1, 2009. Amortization expenses of customer lists and marketing resources and software for three months ended November 30, 2010 and 2009 were $160,523 and nil, respectively and $318,732 and $21,960 for the six months ended November 30, 2010 and 2009, respectively.

Amortizations for the each fiscal year are summarized as follows:

May 31, 2011	438,668
May 31, 2012	711,199
May 31, 2013	403,010

Total	$1,552,877

NOTE 9 – TAXES

(1)           Corporate Income Tax

SOKO is a Delaware corporation and conducts all of its business through its subsidiaries, and variable interest entity, Queen Group, in China.

Wealthlink is a wholly owned subsidiary of SOKO and a tax exempted company incorporated in Cayman Islands. It does not have material operations of its own.

As of November 30, 2010, Queen Group consists of six individually-owned sole proprietorships which, under the PRC Laws, are generally exempted from paying any corporate level income taxes unless they are otherwise assessed by the local authority. The entities under Queen Group are generally subject to a tax rate of 25% of Taxable Net Income (“TNI”) which is determined by the local tax authority annually based on various factors including the size of the business, number of the employees as well as average revenue for entities in the same industry and not necessarily on the actual revenue of the entity. Legend Spa and Lea Spa, both wholly-owned subsidies of Mege Union, are also subject to a similar fixed-rate income tax system as the entities under Queen Group. While Legend Spa’s TNI is taxed at 25%, Lea Spa’s TNI is currently levied at 20%.

AS of November 30, 2010, all the net income of Yoga Wave, Yoga Wave II and BNBS were all subject to a 25% income tax rate.  The Company is in the process of assessing applicable tax rates for the facilities opened by the Company in the quarter ended November 30, 2010.

There is a risk that the Company could be subject to additional tax liabilities if Chinese tax laws or the ways in which such laws are interpreted or assessed by Chinese authorities become subject to change.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended November 30, 2010 and 2009:

	For the three months
	Ended November 30
	2010		2009

US statutory rates	34%		34%
Foreign income not recognized in USA	(34	) %	(34	) %
China income tax	25%		25%
Other Tax Implication	(24.72	) %	(24.25	) %
Effective Income Tax Rate	0.28%		0.75%

	For the six months
	Ended November 30
	2010		2009

US statutory rates	34%		34%
Foreign income not recognized in USA	(34	) %	(34	) %
China income tax	25%		25%
Other Tax Implication	(24.71)%		(24.15	) %
Effective Income Tax Rate	0.29%		0.85%

SOKO Fitness &Spa Group, Inc. was originally and remains incorporated in Delaware. It incurred a net operating loss on its own, including amortization of stock-based compensation of $186,142 and $391,541 for U.S. income tax purposes for the six months ended November 30, 2010 and 2009, respectively. The net operating loss carry forwards may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company’s business operations being primarily conducted in China and continuing losses for United States income tax purposes. Accordingly, the Company had provided a 100% valuation allowance as of November 30, 2010 and 2009, respectively, for the temporary difference related to the loss carry- forwards. The valuation allowances as of November 30, 2010 and 2009 were $63,288 and $133,124, respectively.

The Company intends to invest undistributed earnings in foreign subsidiaries indefinitely and these undistributed earnings are essentially permanent in duration.

In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.  When the Company demonstrates a history of profitable operations, the Company expects that it will reduce its valuation allowance at that time.

(2)           Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union and its subsidiaries. Except Harbin Huang Emperor & Golden Gym Club Co., Ltd., and BNBS which are subject to a tax rate of 3% of their actual revenue, and Yoga Wave and Yoga Wave II which are subject to a tax rate of 5% of their actual revenue, all business is subject to a tax rate of either 3% or 5% of the pre-determined fixed revenue.  The Company is in the process of assessing applicable tax rates for the facilities opened in the quarter ended November 30, 2010.

(3)           Taxes payable as of November 30 and May 31, 2010 consisted of the following:

	As of
	November 30,	May 31,
	2010	2010
Business sales tax payable	$32,429	$25,515
Corporate income tax	81,104	86,704
Other	32,701	32,379
Total	$146,234	$144,598

NOTE 10 - SHORT TERM LOAN

Short term loan consists of the following loan:

	As of
	November 30,	May 31,
	2010	2010
Loan payable to Shanghai Pudong Development Bank with a one year term from November 21, 2008 to November 20, 2009 at a fixed interest rate of 0.4995% per month	$-	$1,025,171
Loan payable to Shanghai Pudong Development Bank with a term from January 5, 2009 to November 20, 2009 at a fixed interest rate of 0.4995% per month	-	1,171,624
Loan payable to Shanghai Pudong Development Bank with a one year term from August 31, 2010 to August 30, 2011 at a fixed interest rate of 0.4364% per month	$1,499,918	$-
Total	$1,499,918	$2,196,869

Capitalized interest included in construction in progress amounting to nil and $33,287 for the three months ended November 30, 2010 and 2009, respectively.  Capitalized interest included in construction in progress amounted to nil and $66,918 for the six months ended November 30, 2010 and 2009, respectively.  The short-term loan in the amount of $1,499,918 is guaranteed by an unaffiliated third party, Zhaodong Dazhuangyuan Rouye Limited, which is owned by an acquaintance of the Company’s Chairman and Chief Executive Officer, Mr. Tong Liu.

NOTE 11 - DEFERRED REVENUE

Deferred revenue represents fees received from members, but not yet earned, which include all cash received for membership fees and advance payments for services.

A reconciliation of deferred revenue as of November 30, 2010 is as follows:

	May 31, 2010	Cash	Revenue	November 30, 2010
	Balance	Additions	Recognized	Balance
Membership fees & advance payments collected	$9,344,088	$22,809,750	$(13,894,620)	$18,310,359
Receipts collected & earned without deferral during period	-	5,068,009	(5,068,009)
Impact of foreign currency translation	-	-	-	376,883
Total	$9,344,088	$27,877,759	$(18,962,629)	$18,636,102

NOTE 12 - SEGMENT REPORTING

During the period ended November 30, 2010, the Company’s chief operating decision maker (“CODM”), whom is also the CEO, evaluated our business operations and determined that it has two distinctive segments: Beauty and Fitness. Additionally, the Company implemented a new computerized system in order to identify and track necessary segment information going forward. The Company has reviewed and prepared the segment information for the comparable prior periods for the presentation purpose based on its best estimates since it did not manage its operations or prepare such information by these segments previously. Therefore, the results may not be indicative of the actual results of the respective segments for the prior periods had the Company managed its operations in similar fashion. The Company has made certain allocations, such as Costs of Revenues and Operating Expenses, based on current period presentation.

The measurement of segment income is determined as earnings before income taxes. The measurement of segment assets is based on the total assets of the segment. Segment income and segment assets are reported to the CODM using the same accounting policies as those used in the preparation of these consolidated financial statements.

The following tables present summary information by segment for the three and six months ended November 30, 2010 and 2009, and as of November 30 and May 31 2010 respectively.

Others represent the Company’s non-operating holding entities, SOKO and Wealthtlink.  Segment operating expenses refers to the administrative expenses of those two entities, arising from financing activities conducted by the parent corporation, such as stock compensation expenses.  Segment total assets refer to cash accounts maintained by SOKO and Wealthtlink.

Statement of Segment Report for Three Months Ended November 30, 2010
	Beauty	Fitness	Others	Consolidated
Revenues	$7,871,259	$1,950,042	$—	$9,821,301
Segment cost of revenues	(2,259,327)	(924,117)	—	(3,183,444)
Segment gross profit (loss)	5,611,932	1,025,925	—	6,637,857
Total assets	67,554,998	5,927,883	1,278,729	74,761,610
Total depreciation and amortization	632,874	336,925	—	969,799

Statement of Segment Report for Three Months Ended November 30, 2009
	Beauty	Fitness	Others	Consolidated
Revenues	$6,327,865	$1,085,314	$—	$7,413,179
Segment cost of revenues	(1,885,160)	(377,646)	—	(2,262,805)
Segment gross profit (loss)	4,442,705	707,669	—	5,150,374
Total assets	30,176,899	9,326,185	15,573	39,518,657
Total depreciation and amortization	460,892	118,054	—	578,946

Statement of Segment Report for Six Months Ended November 30, 2010
	Beauty	Fitness	Others	Consolidated
Revenues	$15,108,496	$3,854,133	$—	$18,962,629
Segment cost of revenues	(4,316,578)	(1,965,954)	—	(6,282,532)
Segment gross profit (loss)	10,791,918	1,888,179	—	12,680,097
Total assets	67,554,998	5,927,883	1,278,729	74,761,610
Total depreciation and amortization	1,195,913	639,391	—	1,835,304

Statement of Income for Six Months Ended November 30, 2009
	Beauty	Fitness	Others	Consolidated
Revenues	$11,865,516	$1,978,167	$-	$13,843,683
Segment cost of revenues	(3,677,512)	(774,230)	-	(4,451,744)
Segment gross profit (loss)	8,188,004	1,203,936	-	9,391,939
Total assets	30,176,899	9,326,185	15,573	39,518,657
Total depreciation and amortization	896,448	246,689	-	1,143,137

Statement of Balance Sheets As of November 30, 2010
	Beauty	Fitness	Others	Consolidated
Cash and cash equivalents	$13,086,753	$658,967	$1,233,727	$14,979,447
Fixed assets	35,680,949	3,397,277	-	39,078,226
Intangible, net	180,643	1,372,234	-	1,552,877
Goodwill	-	4,279,186	-	4,279,186
Total assets	67,554,998	5,927,883	1,278,729	74,761,610

Statement of Balance Sheets As of May 31, 2010
	Beauty	Fitness	Others	Consolidated
Cash and cash equivalents	$12,503,438	$684,856	$4,915,924	$18,104,218
Fixed assets	20,654,175	3,462,225	-	24,116,400
Intangible, net	84,506	1,654,601	-	1,739,107
Goodwill	-	4,178,365	-	4,178,365
Total assets	50,325,704	2,870,444	4,938,924	58,135,072

NOTE 13 - STOCK OPTIONS

On March 2, 2009, the Board of Directors of the Company authorized the issuance of stock options to its three independent directors for the purchase of 60,000 shares of the Company’s common stock (each option was for 20,000 shares of the Company’s common stock). The options granted to two of the directors vest over a three-year period, with 20% vesting on the grant date and 40% vesting on the first and second anniversaries of the grant date. These options are exercisable for three years from the date of grant, provided that the directors remain associated with the Company during the period. The option granted to the third director was fully vested on the grant date and is exercisable for three years from the date of grant. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected life 3 years, expected volatility 100%, dividend yield 0%, risk free interest rate 1.28% and the exercise price of $1.47. The fair value of the 60,000 options was $53,945 at the grant date.

In July 2008, the Board of Directors of the Company authorized the issuance of 50,000 options to one of its independent directors. The options vest over a three-year period, with one-third vesting on each of the grant date, and the first and second anniversaries of the grant date. The option is exercisable for five years from the date of grant. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected life 5 years, expected volatility 100%, dividend yield 0%, risk free interest rate 3.91% and the exercise price of $1.47. The fair value of the 50,000 options was $55,953 at the grant date.

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

On October 6, 2010, the Board of Directors of Company authorized the issuance of 65,000 options to an independent director and the chair of the Company’s Audit Committee.  The options shall vest 20% on October 6, 2011, 40% on October 6, 2012 and 40% on October 6, 2013, and to be exercisable by October 6, 2014.  The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected life 3.5 years, expected volatility 59%, dividend yield 0.00%, risk free interest rate 1.32% and the exercise price equal to the closing price of the Company’s common stock as reported on the Over-the-Counter Bulletin Board on October 6, 2010, which was $3.5 per share. The fair value of the 65,000 options to the independent director was $91,608 at the grant date.

The Company determined its expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk– free interest rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

Following is a summary of the stock option activity:

		Weighted
	Options	Average
	Outstanding	Exercise Price
Outstanding as of May 31, 2010	350,000	$3.07
Granted	65,000	3.5
Forfeited	-	-
Exercised	-	-
Outstanding as of November 30, 2010	415,000	$3.14

Stock compensation expense recognized for the period is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. Stock compensation expense recognized were $40,423 and $7,660 for the three months ended November 30, 2010 and 2009, respectively.

Stock compensation expense recognized were $75,873 and $15,319 for the six months ended November 30, 2010 and 2009, respectively. As of November 30, 2010, the Company had 142,000 outstanding vested stock options with an amount of $166,778, diluted for purpose of the Company’s diluted earnings per shares. The 273,000 unvested stock options are expected to be expensed with an amount of $391,055 in a weighted average period over two years.

NOTE 14 - STOCKHOLDERS’ EQUITY

With respect to the warrants issued as part of the Company’s financing on April 11, 2008, investors are entitled to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $1.25 per share. These warrants are exercisable for three years from the date of issuance. Moreover, the placement agent is entitled to purchase an aggregate of 160,000 shares of common stock at an exercise price of $1.25 per share. These placement agent warrants are exercisable for three years from the issuance date April 11, 2008. The Company classified the warrants in the equity section as an offset to additional paid-in capital.

On October 12, 2010, one of investors exercised 200,000 warrant shares at exercise price $1.25 per share and the proceeds to the Company were $250,000 in total.

Following is a summary of the status of warrants outstanding as of November 30, 2010:

		Weighted	Average
	Warrants	Average	Remaining
	Outstanding	Exercise Price	Life
Outstanding as of May 31, 2010	2,160,000	$1.25	0.92
Granted	-	-	-
Forfeited	-	-	-
Exercised	200,000	$1.25	-
Outstanding as of November 30, 2010	1,960,000	$1.25	0.42

NOTE 15 – NONCONTROLLING INTEREST

As of November 30, 2010, noncontrolling interest represents the minority stockholders’ proportionate share of 49% of the equity of Yoga Wave, Yoga Wave II, Beijing Lea Spa, Meiju and BNBS.

A reconciliation of Noncontrolling interest as of November 30, 2010 is as follows:

Balance as of May 31, 2010	$(91,678)
Noncontrolling interest at Beijing Lea Spa	22,049
Proportionate share of net income from Yoga Wave	7,798
Proportionate share of net loss from Yoga Wave II	(36,537)
Proportionate share of net income from BNBS	221,959
Proportionate share of net income from Beijing Lea Spa	(17,705)
Proportionate share of other comprehensive loss	(252)

Balance as of November 30, 2010	$105,632

NOTE 16 - RELATED TRANSACTIONS

The Company rents the premises for certain of its facilities from Mr. Tong Liu, the Company’s Chairman and CEO.  Mr. Liu has leased Mege Union’s office, as well as two stores premises to the Company pursuant to the terms of binding written lease agreements containing terms no less favorable to the Company than the Company could have negotiated in an arm’s length transaction with a motivated landlord, including substantially the following terms:

(a)           Harbin Daoli Queen Demonstration Beauty Parlor: 5-year lease from January 1, 2007 through December 31, 2011 for $47,300 per year;

(b)           Harbin Queen Beauty Demonstration Center: 5-year lease from January 1, 2007 through December 31, 2011 for $20,300 per year; and

(c)           Mege Union Office: 10-year lease from January 1, 2009 through December 31, 2018 for $73,212 per year.

NOTE 17 - EARNINGS PER SHARE (“EPS”)

EPS for the three and six months ended November 30, 2010 and 2009, respectively, is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following demonstrates the calculation for EPS:

	For the six months ended
Earnings per share-basic	November 30
	2010	2009
Net income attributable to SOKO Fitness & Spa Group, Inc	$6,285,639	$5,604,227
Weighted average number of common shares outstanding-basic	20,267,441	17,000,000
Earnings per share-basic	$0.31	$0.33

Earnings per share-diluted

Net income attributable to SOKO Fitness & Spa Group, Inc	$6,285,639	$5,604,227
Weighted average number of common shares outstanding-basic	20,267,441	17,000,000
Effect of warrants	1,297,838	1,141,132
Effect of options	46,609	27,311
Weighted average number of common shares outstanding-diluted	21,615,401	18,168,443
Earnings per share-diluted	$0.29	$0.31

Earnings per share-basic	For the three months ended November 30
	2010	2009
Net income attributable to SOKO Fitness & Spa Group, Inc	$3,253,038	$3,176,623
Weighted average number of common shares outstanding-basic	20,321,581	17,000,000
Earnings per share-basic	$0.16	$0.19

Earnings per share-diluted

Net income attributable to SOKO Fitness & Spa Group, Inc	$3,253,038	$3,176,623
Weighted average number of common shares outstanding-basic	20,321,581	17,000,000
Effect of diluted warrants	1,297,838	1,141,132
Effect of diluted options	50,123	27,311
Weighted average number of common shares outstanding-diluted	21,669,541	18,168,443
Earnings per share-diluted	$0.15	$0.17

The Company had 1,960,000 and 2,160,000 outstanding common stock purchase warrants as of November 30, 2010 and 2009, and outstanding options to purchase 415,000 and 110,000 shares of common stock on November 30, 2010 and 2009, respectively. As of November 30, 2010 and 2009, because the market price was higher than the exercise price, both the warrants and options were dilutive and included in diluted weighted average share calculation.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Mege Union may, from time to time, agree to act as the guarantor for Queen Group in connection with contracts, agreements or transactions relating to Queen Group’s operations with third parties in order to provide full guarantee for the performance of such contracts, agreements or transactions by Queen Group. In return, Queen Group would agree to pledge all of its assets, including accounts receivable, to Mege Union. As of November 30, 2010, Mege Union has not provided any guarantee to any third party on behalf of Queen Group. Therefore, the Company is currently not exposed to any guarantor’s obligations under this guarantee arrangement.

NOTE 19- CONCENTRATION RISK

The Company maintains certain bank accounts in the PRC which are not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. Cash balances held in PRC bank accounts were $14,562,715 and $17,846,547 as of November 30 and May 31, 2010, respectively. As of November 30 and May 31, 2010, the Company held $416,732 and $257,671 of cash balances within the United States of which $166,732 and $7,671 was in excess of FDIC insurance limits, respectively.

NOTE 20 - SUBSEQUENT EVENT

On December 6, 2010, the Company granted a consultant an option to purchase 100,000 shares of the Company’s common stock, 50% of which option shall vest on December 15, 2010 and be exercisable until the close of business on December 14, 2013, and the other 50% will vest upon the closing of an underwritten public offering of the Company’s common stock and be exercisable until the third anniversary of the closing date of the public offering.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations relates to the period ended November 30, 2010 and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.  Unless otherwise indicated, all amounts herein are expressed in US Dollars. This discussion contains certain forward-looking statements that involve significant risks and uncertainties. Our actual results and the timing of certain anticipated events could differ materially or perhaps substantially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this report and in our other filings with the Securities and Exchange Commission.

As used in this report, the terms “China” and the PRC” refer to the People’s Republic of China. Unless the context otherwise provides for in this Quarterly Report on Form 10-Q, the terms “the Company,” “SOKO” “we,” “us,” and “our” collectively refer to:

(i)	SOKO Fitness & Spa Group, Inc., a Delaware corporation, together with its wholly-owned subsidiary Wealthlink Co., Ltd., a Cayman Islands company (“Wealthlink”);

(ii)
Wealthlink’s wholly-owned subsidiaries, Hong Kong Grace Cheer Limited, a Hong Kong company (“Grace Cheer”), Sike Software Development Co., Ltd, a PRC Company (“Sike”), Liaoning Union Beauty Management Ltd., a PRC company (“Liaoning Union”) and Harbin Mege Union Beauty Management Ltd., a PRC company (“Mege Union”);

(iii)	Mege Union’s eight subsidiaries (3 of which are wholly owned and 5 of which are majority owned by Mege Union); and

(iv)	Mege Union’s variable interest entity (“VIE”), Queen Group.

Liaoning Union, Grace Cheer and Sike have not started operations as of the date of this report.

For purposes of this Quarterly Report on Form 10-Q, the Queen Group is defined to include, as of November 30, 2010, each of the follow entities: Harbin Huang Emperor & Golden Gym Club Co. Ltd., Harbin Queen Beauty Demonstration Center, Harbin Daoli Queen Demonstration Beauty Parlor, Harbin Nangang Mengke Lady Beauty Parlor, Shenyang Beauty Demonstration Center, Harbin Queen Beauty Clinic and Harbin Queen Beauty Vocational Skill Training School.

Overview

We operate distinctive fitness centers, beauty salons and spas in key cities in Northeastern China as well as in Beijing.  Our beauty salons and spas provide services that include, but are not limited to, skincare, hair dressing, manicure, pedicure, body care, massage, weight loss therapy and non-invasive or minimally invasive medical beauty procedures.  Our goal is to provide programs, services and products that combine exercise, education and nutrition to help our members and clients achieve their fitness and beauty goals, to help them lead a healthy way of life and to achieve a richer lifestyle. We currently operate a total of 24 facilities: 17 of these facilities are wholly-owned, 6 are majority owned, and one is minority owned and operated by us under a management agreement.

We continued to implement growth and expansion plans. In the quarter ended November 30, 2010, we commenced operations at a total of four new facilities, including a Yoga Wave center in the 5-star Beijing Westin Chaoyang Hotel, our second spa facility in Shenyang, our first beauty salon in Dalian, Liaoning Province, and a fitness center in Dalian, which is minority owned and managed by SOKO through a management agreement. Under the management agreement, we will receive 6% of the fitness center’s gross cash sales net of sales tax as management service fee. In addition to these new openings, in September 2010, we entered into a five-year cooperation and revenue-sharing agreement with Bin Xian Vocational Technology and Education Center (“Bin Xian”), which is located in suburban Harbin. Under this agreement, we will provide products and personnel to Bin Xian for training and education programs in skincare, hair styling, cosmetology and facial treatments. Revenues from tuitions will be shared 60% by Bin Xian and 40% by SOKO and revenues from sales of products to students, as well as the associated product costs, will be shared equally by SOKO and Bin Xian. We do not expect that the revenues from this venture will add materially to our top line revenues but believes that it offers an opportunity to further broaden our brand name within the spa and beauty community in China.

On May 1, 2010, we entered into an agreement with Shanghai Ouhua Medical Equipment Co., Ltd. (“Ouhua”) to set up a joint venture company, Harbin Meiju Technology Development Co., Ltd (“Meiju”), in which Mege Union and Ouhua will hold, respectively, 51% and 49% of the equity interest of Meiju. Meiju will provide non-surgical medical beauty services, such as laser treatment, skin filling and wrinkle removal. We believe this joint venture will increase our presence in medical beauty segment and expand our current services by cooperating with Ouhua, which is a reputable and experienced medical beauty services and equipment provider. As of the date of this report, Mege Union has contributed approximately $75,000 to Meiju.  Meiju is in the process of applying business license and has not commenced business operations.

We have been focusing our marketing efforts in relatively economically established second tier cities and aiming to build market share in these second tier cities.  We believe this strategy will help us accelerate our growth and expansion, build economies of scale, establish barriers to entry for our competitors and avoid possible negative impact resulting from possible initial operating losses from new facilities. We have opened and plan to continue to open facilities in luxury hotels and similar facilities.

In fiscal 2011, we plan to continue to implement our strategies of positioning SOKO as a provider of high-end professional services to the emerging middle class in China, to train and retain high quality professionals through our Beauty School, to provide high-quality, high-end, specialized services to our customers, maintain a high retention rate, and to reduce our costs by leveraging economies of scale through the opening of new facilities. Our goal is to open a total of 16 new facilities during its fiscal year ending May 31, 2011 through construction, acquisition or management agreements. We currently have nine new facilities under construction or engaged in pre-opening sales activities, including one new spa and one new fitness center in Harbin, three spa facilities in Shenyang, and our first two spa facilities and two fitness centers in Hangzhou, Zhejiang Province. We expect at least one of these facilities will be managed by us under management agreement, similar to the management agreement for Dalian Beiliang Fitness Center.

As we undergo these changes in our business, we believe we will incur a significant increase in our operating expenses, mainly due to construction costs, increased rent expenses, salaries and benefit costs and sales commissions.  We expect to fund our operations and these new facility openings with current operating cash flow, cash flow from organic growth and short-term bank loans as well as the proceeds from our $10 million private placement that we undertook in April 2010.  We may also seek additional financing in the form of debt, equity or convertible security offerings to fund our growth if we open more facilities than we plan.

For the three months ended November 30, 2010, our beauty and spa operations accounted for approximately 80.1% of our revenue while fitness operations accounted for approximately 19.9% of our revenue.  For the six months ended November 30, 2010, our beauty and spa operations accounted for approximately 79.7% of our revenue, and fitness operations accounted for approximately 20.3%.   We expect that this trend will remain relatively stable in the future.

Our working capital is used for operational costs, the development of new facilities, and other capital expenditures necessary to maintain existing facilities.  Historically, we have satisfied our working capital needs through cash from operations which mainly come from non-refundable membership fees and prepaid non-refundable fees for membership and/or treatments and various short-term borrowing arrangements.   Membership fees for members who pay monthly are recognized in the period in which facility access is provided. The membership fees for all fitness centers other than Yoga Wave centers (which includes Yoga Wave, Yoga Wave II, Yoga Wave Harbin and Yoga Wave Westin) and the membership fees from members of our Yoga Wave centers who pay their monthly membership fees up-front (both new membership sales and membership renewals) as well the non-refundable initial membership fees payable by the members of our Yoga Wave centers are amortized over the period of the contract commencing with the first month of the new member contract or renewal contract, as applicable.  All sales of prepaid spa treatments are recorded as deferred revenue upon initiation and are recognized proportionally when each treatment is provided.

Based on our current membership and client level and fee structure (including the acceptance of members of our fitness centers to prepay their membership fees for the full term of their membership), available short-term financing and past experience with respect to membership and client increase, we believe that our existing cash reserves, cash flow provided by short-term loans, and cash flow from operations are sufficient to support annual growth in the number of memberships and clients and number of facilities similar to our growth in these areas in the past for approximately two (2) years and our planed new openings in fiscal 2011.  However, we might need additional financing in the form of debt, equity or convertible security offerings to fund our organic and acquisitive growth in the future as we open more facilities and expand our locations.  In order of priority, with current operating cash flow, we have prioritized our potential growth, focusing on the opening of new facilities first.  Any additional capital expenditures are made first to upgrade our existing facilities to attract new members and clients and keep existing ones and then to acquisitions of facilities from other parties.   As we identify potential acquisition targets that fall within our target demographic, we may pursue sources of additional capital through various means, including joint venture projects and debt or equity financings in an effort to accelerate our growth.  We have access to short-term lending facilities which are used to support our organic growth in the future.  We have a loan of $1,499,918 with Shanghai Pudong Development Bank outstanding on November 30, 2010. This loan has a one year term from August 31, 2010 to August 30, 2011 at a fixed interest rate of 0.4364% per month.

Proceeds from our short term loans are used for daily operations. We are current with all obligations under the terms of these loan facilities and not in breach of any covenant thereof. Based on our loan performance and good relationship with Shanghai Pudong Development Bank, we believe that Shanghai Pudong Development Bank is likely to renew our current short-term loan(s) and/or provide new short-term loans with a maximum total amount of approximately $5 million in the future. We are current with all obligations under the terms of these loan facilities and not in breach of any covenant thereof.  Based on our loan performance and good relationship with the lender, we believe that the lender is willing to renew our current short-term loans and/or provide new short-term loans with a maximum total amount of approximately $5 million in the future. As all of the members of our fitness centers other than Yoga Wave centers are required to prepay, on a non-refundable basis, their membership fee for the entire term for which they sign-up, approximately 44% of our members of our Yoga Wave centers choose to prepay, on a non-refundable basis, their monthly membership fees for the full term of their membership, and as the clients of our beauty salons and spas, to the extent they purchase multiple treatments, are required to prepay on a non-refundable basis for all treatments and products used for those treatments, we expect to able to prepay short-term lending facilities from such fees.

Results of Operations

For the Three Months Ended November 30, 2010 Compared to Three Months Ended November 30, 2009

	Three Months Ended November 30
	2010	2009	$ Change	% Change
Revenues
Beauty
-Professional Services	$6,653,844	$5,338,148	$1,315,696	24.65%
-Sales of Product	1,126,866	597,628	529,238	88.56%
-Tuition	90,548	391,769	(301,221)	(76.89% )
Fitness
-Membership Fees	1,950,043	1,085,634	864,409	79.62%

Total Revenues	9,821,301	7,413,179	2,408,122	32.48%

Cost of Sales	3,183,444	2,262,805	(920,639)	40.69%
Gross Profit	6,637,857	5,150,374	1,487,483	28.88%

Operating Expenses	3,385,424	2,001,385	1,384,039	69.15%

Income Tax Provision	9,156	24,024	(14,868)	(61.89% )

Net Income Attributable to SOKO Fitness &Spa Group, Inc.	$3,253,038	$3,176,623	$76,415	2.41%

Revenues:

Revenues for the three months ended November 30, 2010 increased by approximately $2.4 million or 32% to $ 9.8  million as compared to $7.4 million for the three months ended November 30, 2009. Our sales growth was driven by expansion of our facilities and services. Although we did not increase our prices from period to period, our sales growth was driven by increasing sales from our existing members and clients, sales of add-on services to members and clients and our continued efforts to add new members and clients in new and existing facilities. Compared to the same period of 2009, beauty and spa revenues increased by 32.8% and fitness and yoga revenues increased by 92.3%. Other revenues, which consist of beauty school tuition and related student surcharges, decreased by 74%, because we offered fewer classes to the beauty school students while we provided more internal training to our employees in the quarter ended November 30, 2010.

As of November 30 and May 31, 2010, our fitness centers memberships and our spa and beauty salons clients were as follows:

	As of
	November 30,	May 31,
	2010	2010

Fitness Memberships	22,904	18,128
New Memberships	6,027	8,119
Old Memberships that were renewed	16,877	1,000
Memberships that were not renewed	1,251	2,991

Beauty Salon and Spa Clients	25,322	21,192
New Clients	5,068	3,699
Recurring Clients that purchased additional treatments	20,254	17,493
Clients that did not purchase additional treatments	938	2,007

Cost of Sales:

Cost of sales, which consists of costs of the products sold and used and services provided, cost of direct labor and overhead, was approximately $3.2 million for the three months ended November 30, 2010 as compared to $2.3 million for the same period ended November 30, 2009. Cost of sales as a percentage of revenue increased from 30.5% to 32.4% as compared to the prior comparative period. In the three months ended November 30, 2009, we launched a promotion of the newly introduced medical beauty treatments which utilize less beauty products and thus have a lower cost of sales as a percentage to revenues. There were more sales of these medical beauty treatments in the three months ended November 30, 2009 due to the promotion. Cost of sales for fitness and yoga increased by $0.54 million or 142% from $0.38 million to $0.92 million and cost of sales for beauty and spa increased by $0.37 million or 20% from $1.89 million to $2.26 million.

Gross Profit:

As a result of the above, we achieved gross profits of approximately $6.6 million for the three months ended November 30, 2010, compared with approximately $5.2 million for the same period of the previous year, representing an approximately 29% period to period increase. The increase was mainly attributable to our expansion of facilities, the increasing number of clients and members in our existing facilities and the new services we provided. Our overall gross profit margin as a percentage of revenue was 68% for the three months ended November 30, 2010 compared to 69% of the same period of the previous year. The gross margin was slightly higher in the three months ended November 30, 2009 due to larger sales of medical beauty treatments which have higher gross margin in the three months ended November 30, 2009 during which period we launched a promotion of the newly introduced medical beauty treatments. Gross profit for fitness and yoga increased by $0.31million or 44% from $0.71million to $1.02 million and gross profit for beauty and spa increased by $1.17 million or 26% from $4.44 million to $5.61million.

Operating Expenses:

Our operating expenses, which consist primarily of commissions for sales representatives, rent expenses, depreciation expense and salaries and employee benefits for administrative staff , increased by approximately $1.4 million to $3.4 million for the three months ended November 30, 2010 from $2.0 million for the same period of the previous year. This 69% increase was mainly attributable to the increase in the expenses associated with opening of new facilities. Compared with the three months ended November 30, 2009, we opened two more new spas and four more new fitness centers in the three months ended November 30, 2010.  For our facilities which are more than one year old, the operating expenses as the percentage of revenue was stable at 27.8%, while for the newly opened facilities, the operating expenses as the percentage of revenue in the quarter ended November 30, 2010 was much higher at 54%.  Operating expenses for fitness and yoga increased by $0.58 million or 85% from $0.68 million to $1.26 million and operating expenses for beauty and spa increased by $0.8 million or 66% from $1.22million to $2.02 million.

Other Income (Expenses):

Other Income (expenses), consisting primarily of management services fees, income from selling sport clothes and beverage and renting lockers, interest expenses, penalty and other miscellaneous expenses. Other income for the three months ended November 30, 2010 was $114,180 compared to other income of $15,274 for the same period of the previous year.  This difference was mainly attributable to income generated from the management fees from Dalian Kangbaili Management Consulting Limited Company (“Dalian Kangbaili”), the increase in income generated from sales of sports clothes and beverage and locker rental, and increase in interest expenses.  In the quarter ended November 30, 2010, we entered into a management agreement with Dalian Kangbaili, under which agreement we will receive 6% of the fitness center’s gross cash sales net of sales tax as management service fee.

Provision for Income Tax:

Our provisions for income taxes for the three months ended November 30, 2010 and 2009 were $9,156 and $24,024, respectively, a decrease of $14,868 from period to period. The decrease in the income tax provision was largely because the revenue from one of our beauty and spa facilities is now being taxed at a much lower rate due to the implementation of our new tax planning strategy which separates our beauty and spa facilities from our fitness centers starting in May 2009. The new tax rate which started to apply to this beauty and spa facility in December 2010 was much lower than the tax rate applies to our fitness centers.

Net Income Attributable to SOKO Fitness & Spa Group, Inc.:

Net income attributable to SOKO Fitness & Spa Group, Inc. for the three months ended November 30, 2010 increased by approximately $0.07 million to $3.25 million as compared to $3.18 million for the same period of the previous year, representing a 2.4% increase period to period. This increase was mainly attributable to our 32% increase in revenues due to increased facilities and increased membership and number of clients, offset by the increase in amortization of leasehold improvement, rental expenses for new facilities and expenses relating to opening new facilities.

Foreign Currency Translation Adjustment attributable to SOKO Fitness & Spa Group, Inc.:

The foreign currency translation adjustment attributable to SOKO Fitness & Spa Group, Inc. increased by $941,006 from $25,977 for the three months ended November 30, 2009 to $966,983 income for the three months ended November 30, 2010. The foreign currency translation adjustment reflects the changes in the exchange rate of the Renminbi against the U.S. dollar.

For the Six Months Ended November 30, 2010 Compared to the Six Months Ended November 30, 2009

Six Months Ended November 30
			$	%
	2010	2009	Change	Change
Revenues
Beauty-
-Professional Services	$12,230,278	9,179,441	3,050,837	33.24%
-Sales of Product	2,670,432	1,898,278	772,154	40.68%
-Tuition	207,786	787,807	(580,021)	(73.62)%
Fitness- yoga
-Membership Fees	3,854,133	1,978,157	1,875,976	94.83%

Total Revenues	18,962,629	13,843,683	5,118,946	36.98%

Cost of Sales	6,282,532	4,451,744	(1,830,788)	41.13%
Gross Profit	12,680,097	9,391,939	3,288,158	35.01%

Operation Expenses	6,507,137	3,899,759	2,607,378	66.86%

Income Tax Provision	18,658	47,904	(29,246)	(61.05)%

Net Income attributable to SOKO Fitness & Spa Group, Inc.	6,285,639	5,604,227	681,412	12.16%

Revenues:

Revenues for the six months ended November 30, 2010 increased by approximately $5.1million, or 36.9%, to $18.9 million as compared to $13.8 million for the six months ended November 30, 2009. Our sales growth was driven by expansion of our facilities and services.  Although we did not increase our prices from period to period, our sales growth was driven by increasing sales from our existing members and clients, sales of add-on services to members and clients, openings of new facilities and our continued efforts to add new members and clients in our existing facilities. Compared to the same period of 2009, beauty and spa revenues increased by 32.8% and fitness and yoga revenues increased by 92.3%. Other revenues, which consist of beauty school tuition and related student surcharges, decreased by 74%, because we offered fewer classes to the beauty school students while we provided more internal training to our employees in six months ended November 30, 2010.

Cost of Sales:

Cost of sales, which consists of costs of the products sold and used and services provided, cost of direct labor and overhead, was approximately $6.3 million for the six months ended November 30, 2010 as compared to $4.4 million for the same period ended November 30, 2009, representing a 41.1% period to period increase. Cost of sales as a percentage of revenue increased from 32.1% to 33.1% as compared to the prior comparative period. In the six months ended November 30, 2009, we launched a promotion of the newly introduced medical beauty treatments which utilize less beauty products and thus have lower cost of sales as a percentage to revenue. There were more sales of these medical beauty treatments in the six months ended November 30, 2009 due to the promotion. Cost of sales for fitness and yoga increased by $1.2 million or 156 % from $0.77 million to $1.97 million and cost of sales for beauty and spa increased by $0.64 million or 17% from $3.68 million to $4.32 million.

Gross Profit:

As a result of the above, we achieved gross profits of approximately $12.7 million for the six months ended November 30, 2010, compared to approximately $9.4 million for the same period of the previous year, representing an approximately 35% period to period increase. The increase was mainly attributable to our expansion of facilities, the increasing number of clients and members in our existing facilities and the new services we provided. Our overall gross profit margin as a percentage of revenue was 66.8% for the six months ended November 30, 2010 compared to 67.8% of the same period of the previous year. The gross margin was slightly higher in the six months ended November 30, 2009 due to larger sales of medical beauty treatments which have higher gross margin in the six month ended November 30, 2009 during which period we launched a promotion of the newly introduced medical beauty treatments. Gross profit for fitness and yoga increased by $0.69 million or 58% from $1.2 million to $1.89 million and gross profit for beauty and spa increased by $2.6 million or 32% from $8.19 million to $10.79 million.

Operating Expenses:

Our operating expenses, which consist primarily of commissions for sales representatives, rent expenses, depreciation expense and salaries and employee benefits for administrative staff, increased by approximately $2.6 million to $6.5 million for the six months ended November 30, 2010 from $3.9 million for the same period of the previous year. This 67% increase was mainly due to fact that we opened two more new spas and four more new fitness centers in the six months ended November 30, 2010 than in the six months ended November 30, 2009.  For our facilities which are more than one year old, the operating expenses as the percentage of revenue was stable at 28.7%, while for the newly opened facilities, the operating expenses as the percentage of revenue for the six months ended November 30, 2010 was much higher at 46%. Operating expenses for fitness and yoga increased by $1.17 million or 87% from $1.35 million to $2.52 million and operating expenses for beauty and spa increased by $1.35 million or 59% from $2.28 million to $3.63 million.

Other Income (Expenses):

Other Income (expenses) consists primarily of management fees, income from selling sport clothes and beverage and renting lockers, interest expenses, penalty, and other miscellaneous expenses. Other Expense consists primarily of interest expense, penalty, donations and other miscellaneous expenses. Other Income for the six months ended November 30, 2010 was $306,851 compared to the other expenses of $2,200 for the same period of the previous year. This difference was mainly attributable to the management fees income generated from Dalian Kangbaili as well as increase in interest expense. The facility operated by Dalian Kangbaili is the first facility operated by the Company under a management agreement.  Under terms of the agreement, the Company will receive 6% of the fitness center's gross cash sales, net of sales tax, as its management service fee.

Provision for Income Tax:

Our provisions for income taxes for the six months ended November 30, 2010 and 2009 were $18,658 and $47,904, respectively, a decrease of $29,246 from period to period. The decrease in the income tax provision was largely because the revenue from one of our beauty and spa facilities is now being taxed at a much lower rate due to the implementation of our new tax planning strategy which separates our beauty and spa facilities from our fitness centers starting in May 2009. The new tax rate which started to apply to this beauty and spa facility in December 2010 was much lower than the tax rate applies to our fitness centers.

Net Income Attributable to SOKO Fitness & Spa Group, Inc.:

Net income attributable to SOKO Fitness & Spa Group, Inc. for the six months ended November 30, 2010 increased by approximately $0.7 million to $6.3 million as compared to $ 5.6 million for the same period of the previous year, representing a 12.5% increase period to period. This increase was mainly attributable to our 36.98% increase in revenues due to increased facilities and increased membership, offset by the increase in amortization of leasehold improvement, increased rental expenses for new facilities and expenses relating to opening new facilities.

Foreign Currency Translation Adjustment attributable to SOKO Fitness & Spa Group, Inc.:

The foreign currency translation adjustment attributable to SOKO Fitness & Spa Group, Inc. increased by $1,075,111 from $4,695 for the six months ended November 30, 2009 to $1,079,806 for the six months ended November 30, 2010. The foreign currency translation adjustment reflects the changes in the exchange rate of the Renminbi against the U.S. dollar.

Liquidity and Capital Resources

The following table summarizes the cash flows for the six months ended November 30, 2010 and 2009.

	Six months ended November 30
Net cash provided by (used in):	2010	2009
Operating activities	$12,935,845	$7,746,900
Investing activities	$(15,830,590)	$(7,129,989)
Financing activities	$(469,871)	$1,112,710

We have historically funded our operation primarily through bank loans and incoming cash from operations. Over the next twelve months, we intend to pursue organic and acquisitive growth in the future and increase our market share in China. We are also evaluating acquisition and consolidation opportunities in China’s fragmented fitness and beauty salon and spa industry. We believe that we have sufficient funds to operate our existing business for the next twelve months. However, in addition to funds available from our operating and short term bank loans, we may need external sources of capital in order to fund our expansion. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all and our inability to obtain such financing when needed could have a material adverse effect on our operations and growth prospects.

Net Cash Provided by Operating Activities

Cash provided by operating activities totaled $12.9 million for the six months ended November 30, 2010 as compared to $7.75 million provided by the same period of the previous year. The increase in our cash provided by operations was primarily due to the increase of $1.1 million in our net income and $6.19 million in deferred revenue offset by an increase of $3.12 million in refundable investment deposits and $2.38 million in advances to suppliers. The increase of deferred revenue was mainly due to larger sales of pre-paid cards for our new facilities as well as the promotion of pre-paid card sales for our old facilities. The refundable investment deposits represent certain payments made by the Company to various potential business partners in anticipation of future business co-operations or potential acquisitions. In the six months ended November 30, 2010, we invested in more potential targets and the refundable investment deposits increased accordingly. The increase in advance to suppliers was due to increase in advanced payment for purchase of equipment for newly opened facilities.

Net Cash Used in Investing Activities

We invested approximately $15.8 million in fixed assets and construction in progress and software purchases for the six months ended November 30, 2010 compared to $7.13 million in the same period of the prior year, as part of our development plan which includes purchases of a financial software system, construction of new facilities in various locations and purchases of equipment for these new facilities.

Net Cash Provided By Financing Activities

Cash used in financing activities totaled approximately $ 0.47 million for the six months ended November 30, 2010 as compared to $1.11 million cash provided in financing activities in the same period of the previous year. Cash used in financing activities represented the repayment of a short-term loan of $2.23 million to Shanghai Pudong Development Bank on November 24, 2010. Because of our repayment and our good relationship with Shanghai Pudong Development Bank, we were able to enter into a new loan of approximately $1.48 million in the six months ended November 30, 2010 with Shanghai Pudong Development Bank. Cash provided by financing also included cash from the capital contribution by our partner who owns 49% of the equity interest in Beijing Lea Spa and proceeds of $250,000 from exercise of warrants to purchase 200,000 shares by one of our investors who participated in our April 2008 private placement.

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

Revenue recognition

Sales revenue is generally recognized, net of business tax, when the services are provided and payments of the customers are received or collections are reasonably assured. Payments received in advance from members but not yet earned are recorded as deferred revenue.

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

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures for the stock-based compensation.

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. The rate of exchange on November 30, 2010 was US$1.00 = RMB6.6670 and on May 31, 2010 was US$1.00 = RMB6.8279. The weighted average translation rate of US$1.00 = RMB6.6885 and US$1.00 = RMB6.7415 were applied to the Company’s income statement for the three and six months ended November 30, 2010, respectively.

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

New Accounting Pronouncements

In December 2010, ASC Update No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. ASC Update no. 2010-28 is effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-20 is not expected to have a material effect on our financial statements.

In May 2010, ASC Update No. 2010-19 Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates (SEC Update):  In this update the staff clarifies that upon application of highly inflationary accounting registrants must follow the accounting outlined in paragraph 830-10-45-11, which states that “the financial statements of a foreign entity in a highly inflationary economy shall be remeasured as if the functional currency were the reporting currency. Specifically, the disclosure requirements at year end and interim period when the reported balances in an entity’s financial statements that are differ from their underlying U.S. Dollar denominated values. This Update is effective for .January 1, 2010 calendar year registrants.  The adoption of ASU 2010-19 is not expected to have a material effect on our financial statements.

In March 2010, ASC Update No. 2010-13, Compensation—Stock Compensation (Topic 718): “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force.”  This is an update regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The update will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This update is not expected to have a material impact on the Company’s financial statements.

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

As of November 30, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting.  This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principals (“GAAP”) standards, especially related to complicated accounting issues.  This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.  The Company’s internal audit function is significantly deficient due to insufficient qualified resources and appropriate system to perform such function. Therefore, the ability to prevent and control lapses and errors in our accounting function could not be rendered effectively.

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

Based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

●
The Company has acquired a new financial software system that became operational during the quarter ended August 31, 2010.  Management believes that the use of this modern database-oriented financial and accounting system will improve our ability to perform detailed analysis and reporting and reduce the monthly, quarterly and annual information cycles as related to accounting and compliance reporting. For example, this software enabled management to commence segment reporting for the Beauty and Fitness segments starting in the quarter ended November 30, 2010 and review certain additional information and financial performance separately for these two segments.  Accordingly, the Company has adjusted segment operating performance disclosures to include Beauty and Fitness operating results for the current and prior comparable quarter in this report.

●
The Company has engaged a third party consulting firm whose staffs are knowledgeable in both Chinese GAAP and US GAAP to help the management to convert the financial records, which are maintained in Chinese GAAP, into US GAAP for reporting purposes. After the Chinese GAAP financial statements are approved by the Chief Financial Officer, the consulting firm will work on the conversion. The converted financial statements will be approved by the Chief Financial Officer and sent to independent auditor for final review. This consulting firm will also assist the Company in addressing the aforementioned deficiencies and generally provide guidance on proper U.S. accounting practices.

●
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

●
The Company is evaluating the roles of its existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of the Company’s accounting and internal control procedures.

●	The Company will increase its accounting and financing personnel resources, by retaining more U.S. GAAP knowledgeable financial professionals.

●
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

●
The Company engaged Deloitte Touche Tohmatsu CPA Co., Ltd. Beijing Branch to assist management in preparation of the accounting entry and disclosure footnote with the proper application of U.S. GAAP, plus all supporting schedules and account analyses and to provide guidance and support in the Company’s efforts to comply with PRC tax regulations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting subject to the above corrective actions with regard to significant deficiencies or material weaknesses that occurred during the fiscal quarter ended November 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SOKO FITNESS & SPA GROUP, INC.

January 14, 2011	By:	/s/ Tong Liu
Tong Liu Chief Executive Officer (Principal Executive Officer)

January 14, 2011	By:	/s/ Xia Yu
Xia Yu Chief Financial Officer (Principal Financial and Accounting Officer)