Form 10-Q
period 2011-02-28
SOKO FITNESS & SPA GROUP, INC.
filed 2011-04-14
CIK 1355835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐

As of April 14, 2011, there were 21,564,567 outstanding shares of common stock of the registrant, par value $.001 per share.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements.  In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s opinions only as of the date thereof. In evaluating such forward looking statements, readers should carefully review the discussion of risks and uncertainties in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the Securities and Exchange Commission  (“SEC”) including, without limitation:

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

i

PART I – FINANCIAL INFORMATION

Item1.     Financial Statements

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)
(UNAUDITED)

ASSETS	February 28, 2011	May 31, 2010
Current Assets
Cash	$15,673,158	$18,104,218
Accounts receivables, net	184,942	911,523
Inventories, net	1,307,723	1,099,208
Advance to suppliers	8,924,621	6,302,976
Other receivables	515,806	437,196
Loan to others	151,974	146,270
Refundable investment deposits	3,191,917	-
Prepaid expense	203,155	127,365
Total Current Assets	30,153,296	27,128,756

Building facilities and equipment, net	43,880,300	24,116,400
Advanced payment for construction in progress	1,948,524	-
Security deposits	462,128	75,412
Deferred rent	642,945	897,032
Goodwill	4,341,300	4,178,365
Intangible assets, net	1,330,372	1,739,107

Total Assets	$82,758,865	$58,135,072

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short term loans	$3,804,226	$2,196,869
Accounts payable, accrued expenses and other payables	1,963,180	1,707,381
Deferred revenue	18,856,864	9,344,088
Taxes payable	138,260	144,598

Long-term Liabilities
Long-term loans	1,521,690	-

Total Liabilities	$26,284,220	$13,392,936

Shareholders’ Equity
Preferred Stock, $0.001 par value; 10,000,000		-
Common stock, $0.001 par value; 500,000,000 shares authorized, 20,459,677 and 20,213,889 shares issued and outstanding at February 28, 2011 and May 31, 2010, respectively.	20,460	20,214
Additional paid in capital	13,046,555	12,604,619
Warrants	639,253	639,253
Accumulated other comprehensive income	3,772,682	1,913,924
Retained earnings	38,969,695	29,655,804
Total SOKO Fitness & Spa Group, Inc. Shareholders’ Equity	56,448,645	44,833,814
Non-controlling interest	26,000	(91,678)
Total Equity	56,474,645	44,742,136
Total Liabilities and Equity	$82,758,865	$58,135,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)
(UNAUDITED)

	For the three months ended February 28,		For the nine months ended February 28,
	2011	2010	2011	2010

Net Sales	$10,282,781	$8,087,602	$29,245,410	$21,931,285
Cost of Sales	(3,264,885)	(2,293,963)	(9,547,417)	(6,745,707)
Gross profit	7,017,896	5,793,639	19,697,993	15,185,578

Selling, General and Administrative Expenses:	4,041,561	3,107,666	10,548,698	7,007,425
Operating Income	2,976,335	2,685,973	9,149,295	8,178,153

Other income(expense):
Bank charges	(5,186)	(1,807)	(16,194)	(11,789)
Interest income	5,514	1,347	9,419	4,061
Interest expense	(72,220)	83	(145,922)	(33,560)
Foreign exchange gain/loss	(12,020)	(22)	(33,100)	-
Other income	70,508	41,066	479,243	79,755
Total other income(expense)	(13,404)	40,667	293,446	38,467

Income before income tax	2,962,931	2,726,640	9,442,741	8,216,620
Provision for Income Tax	13,175	14,337	31,832	62,241

Net income	2,949,756	2,712,303	9,410,909	8,154,379
Less: net (loss) income attributable to non-controlling interest	(78,498)	6,234	97,018	(155,916)
Net Income Attributable to SOKO Fitness & Spa Group, Inc.	3,028,254	2,706,069	9,313,891	8,310,295

Other comprehensive income (loss) Foreign currency translation adjustments
Attributable to SOKO Fitness & Spa Group, Inc	778,951	3,073	1,858,758	7,767
Attributable to non-controlling interest	(1,456)	(28)	(1,708)	(91)

Comprehensive income (loss)
Attributable to SOKO Fitness & Spa Group, Inc	$3,807,205	$2,709,142	$11,172,651	$8,318,062
Attributable to non-controlling interest	$(79,954)	$6,206	$95,310	$(156,007)

Basic and Diluted Income per common share
Basic	$0.15	$0.16	$0.46	$0.49
Diluted	$0.14	$0.15	$0.43	$0.45

Weighted average common shares outstanding
Basic	20,459,677	17,000,000	20,330,815	17,000,000
Diluted	21,963,081	18,168,443	21,834,220	18,467,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)
(UNAUDITED)

	For the nine months ended February 28,
	2011	2010

Cash flows from operating activities:
Net Income	$9,410,909	$8,154,379

Adjustments to reconcile net income to net cash used in operating activities
Stock based compensation	192,181	22,979
Depreciation	2,416,593	1,767,079
Amortization	607,918	197,860
Changes in current assets and liabilities
Restricted cash	-	7,232
Accounts receivable, net	726,581	(729,532)
Inventories, net	(208,515)	(86,004)
Advance to suppliers	(2,621,645)	(1,903,830)
Other receivables	(84,314)	(453,958)
Prepaid expense	(75,790)	90,856
Security deposits	(386,716)	(207,666)
Deferred rent	254,087	(236,003)
Accounts payable, accrued expenses and other payables	255,799	403,813
Deferred revenue	9,512,776	3,443,182
Taxes payable	(6,338)	(219,259)
Net cash provided by operating activities	19,993,526	10,251,128

Cash flows from investing activities:
Purchase of software	(140,367)	-
Investment payment	-	(1,486,647)
Refundable investment deposits	(3,191,917)	-
Purchase of building facilities and equipment
and advanced payment for construction in progress	(22,832,929)	(6,048,978)
Cash acquired from acquisition	-	208,116
Net cash used in investing activities	(26,165,213)	(7,327,509)

Cash flows from financing activities:
Capital contribution from minority shareholder	21,946	-
Proceeds from warrants exercise	250,000	-
Proceeds from short term loans	3,732,374	3,660,609
Proceeds from long-term loans	1,492,949
Repayment of short term loans	(2,239,424)	(3,660,609)
Net cash provided by financing activities	3,257,845	-

Effect of exchange rate changes on cash and cash equivalents	482,782	2,233
Net (decrease) increase in cash	(2,431,060)	2,925,852

Cash - beginning balance	18,104,218	1,907,640

Cash - ending balance	$15,673,158	$4,833,492

Supplemental disclosure of cash flow information
Interest paid	$145,922	$31,564
Income taxes paid	$38,387	$22,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOKO FITNESS & SPA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2011 AND 2010
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of SOKO Fitness & Spa Group, Inc. (the “Company” or “SOKO”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of May 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2010. These interim financial statements should be read in conjunction with that report. Unless otherwise indicated, all amounts herein are expressed in US Dollars (“USD”).

As used in this report, the terms “China” and the PRC” refer to the People’s Republic of China.

Unless the context otherwise provides for in this Quarterly Report on Form 10-Q, the terms “Company,” “SOKO” “we,” “us,” and “our” collectively refer to:

(i)	SOKO Fitness & Spa Group, Inc., a Delaware corporation, together with its wholly-owned subsidiary Wealthlink Co., Ltd., a Cayman Islands company (“Wealthlink”);

(ii)
Wealthlink’s wholly-owned subsidiaries, Hong Kong Grace Cheer Limited, a Hong Kong company (“Grace Cheer”), Mege Union (Hongkong) International Group Limited (“Mege Union Hong Kong”), a Hong Kong company, Liaoning Union Beauty Management Ltd., a PRC company (“Liaoning Union”) and Harbin Mege Union Beauty Management Ltd., a PRC company (“Mege Union Harbin”);

(iii)	Mege Union Hong Kong’s wholly-owned subsidiary Sike Software Development Co., Ltd, a PRC Company (“Sike”);

(iv)	Liaoning Union’s two fully owned subsidies, Dalian Meijia Beauty Co., Ltd and Shenyang Legend Beauty Management Co., Ltd;

(v)	Mege Union Harbin’s eight subsidiaries (3 of which are wholly owned and 5 of which are majority owned by Mege Union); and

(iv)	Mege Union Harbin’s variable interest entity (“VIE”), Queen Group.

Grace Cheer and Sike have not started operations as of the date of this report.  Sike will be engaged in developing management system software. Grace Cheer was set up for tax planning purpose and will manage and collect management fees from our facilities.

For purposes of this Quarterly Report on Form 10-Q, the Queen Group is defined to include, as of February 28, 2011, each of the follow entities: Harbin Huang Emperor & Golden Gym Club Co. Ltd., Harbin Queen Beauty Demonstration Center, Harbin Daoli Queen Demonstration Beauty Parlor, Harbin Nangang Mengke Lady Beauty Parlor, Shenyang Beauty Demonstration Center, Harbin Queen Beauty Clinic and Harbin Queen Beauty Vocational Skill Training School.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal of consolidation

The accompanying condensed consolidated financial statements are prepared in accordance with U.S. GAAP.

The condensed consolidated financial statements include the financial statements of SOKO, Wealthlink, Grace Cheer, Liaoning Union, Mege Union Hong Kong and its wholly-owned subsidiary Sike, Mege Union Harbin and its four wholly-owned subsidiaries Queen Beauty Technology Development Co., Ltd, Harbin Tai Ai Beauty Co., Ltd. (“Lea Spa”), and Harbin Legend Beauty Co., Ltd. (“Legend Spa”) and its five 51% majority- owned subsidiaries including Shenyang Letian Yoga Fitness Center (“Yoga Wave”), Beijing Natural Beauty Services Limited, Shenyang Starway Fitness Co., Ltd. (“Yoga Wave II”), Harbin Meiju Technology Development Co., Ltd (“Meiju”) and Beijing Tai Ai Management Consulting Co., as well as Mege Union’s VIE, Queen Group.

All inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

For the period ended February 28, 2011, the Company has used the same significant accounting policies and estimates which are discussed in the Form 10-K for the year ended May 31, 2010.

Reclassification

Certain prior period amounts have been reclassifies to conform to the current period presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders’ equity or net income.

Use of estimates

In preparing the financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expense during the reporting year. Significant estimates required by management, include the recoverability of long-lived assets, stock based compensation and the valuation of inventories. Actual results could differ from those estimates.

Construction in Progress

Construction in progress represents direct costs of construction and design fees incurred on leasehold improvements for unopened facilities. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

Revenue Recognition

Sales revenue is generally recognized, when the services are provided and payments made by customers are received or collections are reasonably assured. Payments received in advance from members but not yet earned are recorded as deferred revenue.

Non-refundable membership fees, non-refundable initial membership fees and monthly membership fees that are prepaid on a non-refundable basis are recognized on a straight-line basis over the respective membership term.

Other Income

Other income includes management service fees earned from facilities which are minority owned and managed by SOKO through management agreements. Under the management agreements, 6% of the facilities’ gross cash sales net of sales tax are recognized as management service fees when the services are provided and related payments are received. Other income also includes income from the selling sports clothes and beverages and is recognized when the products are delivered.

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

According to ASC 740, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company reviewed the effect of applying this standard and no uncertain tax position at each of the balance sheet reporting presents.

Fair Value of Financial Instruments

These fair value principles prioritize valuation inputs across three broad levels. The three levels are defined as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable. Management has estimated that the carrying amounts approximate their fair value primarily due to the short-term nature.

The Company does not have any financial assets or liabilities that were carried at fair value at February 28, 2011 and May 31, 2010.  If the Company did have financial assets or liabilities that were carried at fair value, they would be classified, for disclosure purposes, based on the hierarchy levels as noted above.

Foreign Currency Translation

The Company uses USD for financial reporting purposes. The Company’s subsidiaries and the Queen Group maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted.

In general, for consolidation purposes, the Company translates its assets and liabilities into USD using the applicable exchange rates prevailing at the balance sheet date, and the statements of operations and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the financial statements are recorded as accumulated other comprehensive income.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. The rate of exchange on February 28, 2011 was US$1.00 = RMB6.5716 and on May 31, 2010 was US$1.00 = RMB6.8279. The weighted average translation rate of US$1.00 = RMB6.6087 and US$1.00 = RMB6.6982 were applied to the Company’s statements of operations for the three and nine months ended February 28, 2010 respectively.

New Accounting Pronouncements

There have been no new accounting pronouncements applicable to the Company or changes in accounting pronouncements during the three months ended February 28, 2011.

NOTE 3 - ADVANCE TO SUPPLIERS

The Company makes advances to certain non-related vendors for inventory and equipment purchases. The Company expects to receive these inventories and equipment within one year. Below is the breakdown of advances to major suppliers:

	As of
	February 28,	May 31,
	2011	2010

Major supplier A	$3,362,982	$4,686,278
Major supplier B	2,921,797	-
Major supplier C	1,698,720	933,331
Others	941,122	683,367
Total	$8,924,621	$6,302,976

NOTE 4 – LOAN TO OTHERS

Loan to others represents a loan of RMB 998, 717 (approximately $151,974 and $146,270 as of February 28, 2011 and May 31, 2010, respectively) to Dalian Kangbaili Management Consulting Limited Company (“Dalian Kangbaili”). The loan bears an interest of 5% per annum and is payable on demand.  The purpose of this loan was to provide working capital for a facility in Dalian, China which is ran by SOKO under a management agreement with Dalian Kangbaili.

NOTE 5 – REFUNDABLE INVESTMENT DEPOSITS

The Company has made certain payments to various potential business partners in anticipation of future business ventures or potential acquisitions. These payments are short-term in nature and are made free of interest.  The Company has oral agreements with these potential business partners which allow for a full refund if the potential business partnership or acquisition is not completed and the Company expects them to be fully refunded if such business partnership does not work out.  As of February 28, 2011, those payments amounted to $3,191,917.  The Company has evaluated the collectability of these payments and determined that no allowance is necessary.

NOTE 6 - BUILDING FACILITIES AND EQUIPMENT, NET

	As of
	February 28, 2011	May 31, 2010
Machinery & equipment	$4,953,296	$4,108,777
Office equipment & furniture	1,734,907	1,450,457
Automobiles	162,082	98,078
Building facilities	1,841,245	1,772,141
Leasehold improvements	29,653,742	21,124,530
Sub-total	38,345,272	28,553,983
Less: Accumulated depreciation and amortization	(8,682,759)	(5,986,213)
Construction in progress	14,217,787	1,548,630
Total	$43,880,300	$24,116,400

Depreciation and amortization expense for the three months ended February 28, 2011 and 2010 were $921,981 and $623,942, respectively, and for the nine months ended February 28, 2011 and 2010 were $2,416,593 and $1,767,079, respectively. Construction in progress represents direct costs of construction, leasehold improvements and design fees incurred related to unopened facilities.

NOTE 7 – TAXES

(1)           Corporate Income Tax

SOKO is a Delaware corporation and conducts all of its business through its subsidiaries, and variable interest entity, Queen Group, in China.

Wealthlink is a wholly owned subsidiary of SOKO and a tax exempted company incorporated in Cayman Islands. It does not have operations of its own.

As of February 28, 2011, Queen Group consists of six individually-owned sole proprietorships which, under the PRC Laws, are generally exempted from paying any corporate level income taxes unless they are otherwise assessed by the local authority. The entities under Queen Group are generally subject to a deemed profit method assessed by the local tax authority annually based on various factors including the size of the business, number of the employees as well as average revenue for entities in the same industry and not necessarily on the actual revenue of the entity. Under the deemed tax method, generally 10% of the annual gross revenues from each entity are deemed Taxable Net Income (“TNI”) for income tax purpose without giving consideration to costs and operating expenses. Legend Spa and Lea Spa, both wholly-owned subsidiaries of Mege Union, are also subject to a similar fixed-rate income tax system as the entities under Queen Group. While Legend Spa’s TNI is taxed at 25%, Lea Spa’s TNI is currently levied at 20%. In general, the Queen Group entities and Mege Union's subsidiaries have been assessed by the local tax authorities at a level which yields a very nominal effective tax rate.

As of February 28, 2011, all the net income of Yoga Wave, Yoga Wave II and BNBS were all subject to a 25% income tax rate.  All the net income of four of new facilities opened in the quarter ended February 28, 2011 are all subject to a 25% income tax rate. The Company is in the process of assessing applicable tax rates for another four facilities opened by the Company in the quarter ended February 28, 2011.

There is a risk that the Company could be subject to additional tax liabilities if Chinese tax laws or the ways in which such laws are interpreted or assessed by Chinese authorities change. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the deemed profit method made by the local tax authorities, the Company has not experienced any reassessment of the income taxes for prior periods. Management believes that the possibility of any reassessment of the income taxes is remote based on the fact that the Company is subject to annual inspection by the local tax authorities and has received written assessments from the local tax authorities. It is the Company's policy that if such reassessment of income taxes becomes more likely than not (i.e. greater than 50%), additional taxes shall be recorded in that period. Management reviews these possibilities periodically and based on their review do not believe the Company has any uncertain tax positions which require recognition as of the reporting dates.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended February 28, 2011 and 2010:

	For the three months
	Ended February 28
	2011	2010

US statutory rates	34%	34%
US statutory rate in excess of China tax rate	(9)%	(9)%
Tax rate effect of subsidiaries and VIEs under deemed profit method	(24.56)%	(24.47)%
Effective Income Tax Rate	0.44%	0.53%

	For the nine months
	Ended February 28
	2011	2010

US statutory rates	34%	34%
US statutory rate in excess of China tax rate	(9)%	(9)%
Tax rate effect of subsidiaries and VIEs under deemed profit method	(24.66)%	(24.25)%
Effective Income Tax Rate	0.34%	0.75%

SOKO Fitness &Spa Group, Inc. is incorporated in Delaware. It incurred net operating losses, including amortization of stock-based compensation, of $793,363 and $801,797 for U.S. income tax purposes for the nine months ended February 28, 2011 and 2010, respectively. The net operating loss carry forwards may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2030. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company’s business operations being primarily conducted in China and expectation of continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance as of February 28, 2011 and 2010, respectively, for the temporary differences related to the loss carry- forwards. The valuation allowances as of February 28, 2011 and 2010 were $269,744 and $272,611, respectively.

The Company intends to invest undistributed earnings in foreign subsidiaries indefinitely and these undistributed earnings are essentially permanent in duration. A liability could arise if the intention to permanently reinvest such earnings were to change but it is not practicable to estimate the additional income taxes related to permanently reinvested earnings.

(2)           Business Sales Tax

General business sales taxes are levied on business under both Queen Group and Mege Union and its subsidiaries at a tax rate of either 3% or 5% of the pre-determined fixed revenue. Harbin Huang Emperor & Golden Gym Club Co., Ltd., and BNBS are subject to a tax rate of 3% of their actual revenue, and Yoga Wave and Yoga Wave II are subject to a tax rate of 5% of their actual revenue. The Company is in the process of assessing applicable tax rates for the facilities opened in the quarter ended February 28, 2011. Such taxes are recorded in cost of sales in the accompanying Statement of Operations.

(3)           Taxes payable as of February 28, 2011 and May 31, 2010 consisted of the following:

	As of
	February 28,	May 31,
	2011	2010

Business sales tax payable	$25,474	$25,515
Corporate income tax	83,404	86,704
Other	29,382	32,379
Total	$138,260	$144,598

NOTE 8 - SHORT TERM LOANS

Short term loans consist of the following:

		As of
		February 28,	May 31,
		2011	2010

(a)	Loan payable to Shanghai Pudong Development Bank with a one year term from July 30, 2009 to July 29, 2010 at a fixed interest rate of 0.398% per month	$-	$381,125

(b)	Loan payable to Shanghai Pudong Development Bank with a one year term from November 24, 2009 to November 23, 2010 at a fixed interest rate of 0.3983% per month	$-	$1,084,236

(c)	Loan payable to Shanghai Pudong Development Bank with a term from September 4, 2009 to July 29, 2010 at a fixed interest rate of 0.3982% per month	$-	$731,508

(d)	Loan payable to Shanghai Pudong Development Bank with a one year term from August 31, 2010 to August 30, 2011 at a fixed interest rate of 0.4364% per month	$1,521,690	$-

(e)	Loan payable to Bank of Harbin with a one year term from November 26, 2010 to November 25, 2011 at a fixed interest rate of 0.6023% per month	$2,282,536	$-
	Total	$3,804,226	$2,196,869

Capitalized interest included in construction in progress amounting to nil and $25,373 for the three months ended February 28, 2011 and 2010, respectively.  Capitalized interest included in construction in progress amounted to nil and $92,291 for the nine months ended February 28, 2011 and 2010, respectively.  The short-term loan in the amount of $1,521,690 with Shanghai Pudong Development Bank is guaranteed by an unaffiliated third party, Zhaodong Dazhuangyuan Rouye Limited, which is owned by an acquaintance of the Company’s Chairman and Chief Executive Officer, Mr. Tong Liu. The short-term loan payable to Bank of Harbin represents three loans agreements in the aggregate amounts of $2, 282,536 which was borrowed from the Bank of Harbin by Mege Union’s subsidiaries and one of the Queen Group entities and is guaranteed by Mege Union and the Company’s Chairman and Chief Executive Officer, Mr. Tong Liu.

NOTE 9 - DEFERRED REVENUE

Deferred revenue represents fees received from members, but not yet earned, consisting of cash received for membership fees and advance payments for services.

A reconciliation of deferred revenue as of February 28, 2011 is as follows:

	May 31, 2010	Cash	Revenue	February 28, 2011
	Balance	Additions	Recognized	Balance

Membership fees & advance payments collected	$9,344,088	$31,870,177	$(22,975,022)	$18,239,243
Receipts collected & earned without deferral during period	-	6,270,388	(6,270,388)	-
				18,239,243
Impact of foreign currency translation	-	-	-	617,621
Total	$9,344,088	$38,140,565	$(29,245,410)	$18,856,864

NOTE 10 - LONG TERM LOAN

Long term loan consists of the following:

	As of
	February 28,	May 31,
	2011	2010

Loan payable to Bank of Harbin with a three years term from November 29, 2010 to November 28, 2013 at an interest rate following the People’s Bank of China’s rate, which as of February 28, 2011 was 0.5083% per month	$1,521,690	$-

The long-term loan payable to Bank of Harbin represents two revolving credit facilities in an aggregate amount of $1,521,690 which were borrowed from the Bank of Harbin by Mege Union’s subsidiaries and one of the Queen Group entities and is guaranteed by Mege Union and the Company’s Chairman and Chief Executive Officer, Mr. Tong Liu. These loans are also secured by a building owned by Mege Union. The loan has a floating interest rate which will be the same as the rate set by the People’s Bank of China as of the date when the Company draws down the loans and interests of loan are settled on monthly basis. As of February 28, 2011, $1,521,690 was outstanding under these two revolving credit facilities.

NOTE 11 - SEGMENT REPORTING

During the period ended February 28, 2011, the Company’s chief operating decision maker (“CODM”), the Company’s Chairman and the Chief Executive Officer, Mr. Tong Liu, evaluated our business operations and determined that it has two distinctive segments: Beauty and Fitness. Additionally, the Company implemented a new computerized system since June 2010 in order to identify and track necessary segment information going forward. The Company has reviewed and prepared the segment information for the comparable prior periods based on its best estimates since it did not manage its operations or prepare such information by these segments previously. Therefore, the results may not be indicative of the actual results of the respective segments for the prior periods had the Company managed its operations in similar fashion. The Company has made certain allocations, such as Costs of Revenues and Operating Expenses, based on current period presentation.

The measurement of segment income is determined as earnings before income taxes. The measurement of segment assets is based on the total assets of the segment. Segment income and segment assets are reported to the CODM using the same accounting policies as those used in the preparation of these consolidated financial statements.

The following tables present summary information by segment for the three and nine months ended February 28, 2011 and 2010, and as of February 28, 2011 and May 31 2010, respectively.

Others represent the Company’s non-operating holding entities including SOKO and Wealthtlink. Segment operating expenses refers to the administrative expenses of those entities, arising from financing activities conducted by SOKO, such as stock compensation expense. Segment total assets refer to cash accounts maintained by SOKO and Wealthtlink.

Selected Segment Information for Three Months Ended February 28, 2011

	Beauty	Fitness	Others	Consolidated
Revenues	$8,533,442	$1,749,339	$-	$10,282,781
Segment cost of revenues	(2,337,737)	(927,148)	-	(3,264,885)
Segment gross profit	6,195,705	822,191	-	7,017,896
Total assets	74,775,664	6,989,617	993,584	82,758,865
Total depreciation and amortization	$371,061	$735,725	$-	$1,106,786

Selected Segment Information for Three Months Ended February 28, 2010

	Beauty	Fitness	Others	Consolidated
Revenues	$6,379,643	$1,707,959	$-	$8,087,602
Segment cost of revenues	(1,649,020)	(644,943)	-	(2,293,963)
Segment gross profit	4,730,623	1,063,016	-	5,793,639
Total assets	33,372,089	11,239,835	62,111	44,674,035
Total depreciation and amortization	$705,675	$116,127	$-	$821,802

Selected Segment Information for Nine Months Ended February 28, 2011

	Beauty	Fitness	Others	Consolidated
Revenues	$23,641,938	$5,603,472	$-	$29,245,410
Segment cost of revenues	(6,654,315)	(2,893,102)	-	(9,547,417)
Segment gross profit	16,987,623	2,710,370	-	19,697,993
Total assets	74,775,664	6,989,617	993,584	82,758,865
Total depreciation and amortization	$1,566,974	$1,457,537	$-	$3,024,511

Selected Segment Information for Nine Months Ended February 28, 2010

	Beauty	Fitness	Others	Consolidated
Revenues	$18,245,169	$3,686,116	$-	$21,931,285
Segment cost of revenues	(5,186,647)	(1,559,060)	-	(6,745,707)
Segment gross profit	13,058,522	2,127,056	-	15,185,578
Total assets	33,372,089	11,239,835	62,111	44,674,035
Total depreciation and amortization	$1,602,123	$362,816	$-	$1,964,939

Selected Segment Information as of February 28, 2011

	Beauty	Fitness	Others	Consolidated
Cash	$14,515,246	$679,698	$478,214	$15,673,158
Building facilities and equipment	39,239,348	4,640,952	-	43,880,300
Intangible, net	185,979	1,144,393	-	1,330,372
Goodwill	-	4,341,300	-	4,341,300
Total assets	$74,775,664	$6,989,617	$993,584	$82,758,865

Selected Segment Information as of May 31, 2010

	Beauty	Fitness	Others	Consolidated
Cash	$12,503,438	$684,856	$4,915,924	$18,104,218
Building facilities and equipment	20,654,175	3,462,225	-	24,116,400
Intangible, net	84,506	1,654,601	-	1,739,107
Goodwill	-	4,178,365	-	4,178,365
Total assets	$50,325,704	$2,870,444	$4,938,924	$58,135,072

NOTE 12 - STOCK OPTIONS

On January 4, 2011, one of the Company’s former independent directors purchased 45,788 shares of the Company’s common stock though cashless exercising his 70,000 shares stock options which had an exercise price of $1.47 per share. The option to purchase 20,000 shares was granted and fully vested on March 2, 2009 and was exercisable for three years from the date of grant. The fair value of the option to purchase 20,000 shares was estimated at $17,982 at the grant date. The option to purchase 50,000 shares was granted on July 8, 2008 and vest over a three year period, with one-third vesting on each of the grant date, and the first and second anniversaries of the grant date. The option was exercisable for five years from the date of grant. The fair value of the option to purchase 50,000 shares was estimated at $55,953 at the grant date.

The compensation expenses recognized for these two options were $nil and $4,663 for the three months ended February 28, 2011 and 2010, respectively and $1,554 and $13,988 for the nine months ended February 28, 2011 and 2010, respectively.

The Company determined its expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk– free interest rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

Following is a summary of the stock option activity:

		Weighted
	Options	Average
	Outstanding	Exercise Price

Outstanding as of May 31, 2010	350,000	$3.07
Granted	165,000	3.9
Forfeited	-	-
Exercised	70,000	1.47
Outstanding as of February 28, 2011	445,000	$3.63

Stock compensation expense recognized for the period is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. Stock compensation expense recognized were $116,308 and $7,660 for the three months ended February 28, 2011 and 2010, respectively.

Stock compensation expense recognized were $192,181 and $22,979 for the nine months ended February 28, 2011 and 2010, respectively. As of February 28, 2011, the Company had 235,000 outstanding vested stock options with an amount of $306,229, diluted for purpose of the Company’s diluted earnings per shares. The 210,000 unvested stock options are expected to be expensed with an amount of $285,886 in a weighted average period over 2 years.

NOTE 13 - STOCKHOLDERS’ EQUITY

With respect to the warrants issued as part of the Company’s financing on April 11, 2008, investors are entitled to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $1.25 per share. These warrants are exercisable for three years from the date of issuance. Moreover, the placement agent is entitled to purchase an aggregate of 160,000 shares of common stock at an exercise price of $1.25 per share. These placement agent warrants are exercisable for three years from the issuance date April 11, 2008. The Company classified the warrants in the equity section.

On October 12, 2010, one of investors from the Company’s financing on April 11, 2008 exercised 200,000 warrants at an exercise price of $1.25 per share for total proceeds of $250,000 to the Company.

Following is a summary of the status of warrants outstanding as of February 28, 2011:

		Weighted	Average
	Warrants	Average	Remaining
	Outstanding	Exercise Price	Life

Outstanding as of May 31, 2010	2,160,000	$1.25	0.92
Granted	-	-	-
Forfeited	-	-	-
Exercised	200,000	$1.25	-
Outstanding as of February 28, 2011	1,960,000	1.25	0.17

NOTE 14 – NONCONTROLLING INTEREST

As of February 28, 2011, noncontrolling interest represents the minority stockholders’ proportionate share of 49% of the equity of Yoga Wave, Yoga Wave II, Beijing Lea Spa, Meiju and BNBS.

A reconciliation of Noncontrolling interest as of February 28, 2011 is as follows:

Balance as of May 31, 2010	$(91,678)
Noncontrolling interest at Beijing Lea Spa	22,369
Proportionate share of net income from Yoga Wave	67,379
Proportionate share of net loss from Yoga Wave II	(115,910)
Proportionate share of net income from BNBS	166,257
Proportionate share of net income from Beijing Lea Spa	(20,709)
Proportionate share of other comprehensive loss	(1,708)

Balance as of February 28, 2011	$26,000

NOTE 15 - RELATED PARTY TRANSACTIONS

The Company rents the premises for certain of its facilities from Mr. Tong Liu, the Company’s Chairman and CEO.   The leases are for Mege Union’s office as well as two stores premises. These leases are pursuant to the terms of binding written lease agreements containing terms that the Company believes are no less favorable to the Company than the Company could have negotiated in an arm’s length transaction with a motivated landlord, including substantially the following terms:

(a)           Harbin Daoli Queen Demonstration Beauty Parlor: 5-year lease from January 1, 2007 through December 31, 2011 for $47,300 per year;

(b)           Harbin Queen Beauty Demonstration Center: 5-year lease from January 1, 2007 through December 31, 2011 for $20,300 per year;

(c)           Mege Union Office: 10-year lease from January 1, 2009 through December 31, 2018 for $73,212 per year.

NOTE 16 - EARNINGS PER SHARE (“EPS”)

EPS for the three and nine months ended February 28, 2011 and 2010, respectively, is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following demonstrates the calculation for EPS:

	For the nine months ended
Earnings per share-basic	February 28
	2011	2010
Net income attributable to SOKO Fitness & Spa Group, Inc	$9,313,891	$8,310,295
Weighted average number of common shares outstanding-basic	20,330,815	17,000,000
Earnings per share-basic	$0.46	$0.49

Earnings per share-diluted

Net income attributable to SOKO Fitness & Spa Group, Inc	$9,313,891	$8,310,295
Weighted average number of common shares outstanding-basic	20,330,815	17,000,000
Effect of warrants	1,444,211	1,430,270
Effect of options	59,194	36,966
Weighted average number of common shares outstanding-diluted	21,834,220	18,467,236
Earnings per share-diluted	$0.43	$0.45

	For the three months ended
Earnings per share-basic	February 28
	2011	2010
Net income attributable to SOKO Fitness & Spa Group, Inc	$3,028,254	$2,706,069
Weighted average number of common shares outstanding-basic	20,459,677	17,000,000
Earnings per share-basic	$0.15	$0.16

Earnings per share-diluted

Net income attributable to SOKO Fitness & Spa Group, Inc	$3,028,254	$2,706,069
Weighted average number of common shares outstanding-basic	20,459,677	17,000,000
Effect of diluted warrants	1,444,211	1,141,132
Effect of diluted options	59,194	27,311
Weighted average number of common shares outstanding-diluted	21,963,081	18,168,443
Earnings per share-diluted	$0.14	$0.15

The Company had 1,960,000 and 2,160,000 outstanding common stock purchase warrants as of February 28, 2011 and 2010, and outstanding options to purchase 445,000 and 110,000 shares of common stock on February 28, 2011 and 2010, respectively. As of February 28, 2011 and 2010, because the market price was higher than the exercise price, both the warrants and options were dilutive and included in diluted weighted average share calculation.

NOTE 17 – SUBSEQUENT EVENTS

On March 29, 2011, the Company extended the termination date of warrants owned by two of the investors who participated in the April 2008 private placement from April 7, 2011 to April 21, 2011. On April 1, 2011, these two investors exercised warrants to purchase an aggregate of 996,090 restricted shares of the Company’s common stock at $1.25 per share for gross proceeds to the Company of $1,245,113.

On April 6, 2011, the Company issued 108,800 shares of common stock to E-Tech International, Inc., the placement agent for the Company’s April 2008 private placement, who cashless exercised a warrant to purchase 160,000 shares of common stock at the same day.  Such warrant was originally issued as partial compensation for placement activities.

The Company made a capital contribution of approximately $30,000 (RMB 200,000) through one of its wholly owned subsidiaries Legend Spa into Harbin Taizhimei Beauty (“Taizhimei Beauty”), a joint venture which was set up on March 10, 2011.  Legend Spa owns 10% of equity interest in Taizhimei Beauty and the other 90% equity interest is owned by three unrelated individuals. According to joint venture agreement, Legend Spa has 60% voting rights to Taizhimei Beauty and has options to purchase100% equity interest in Taizhimei. Taizhimei Beauty also signs a management agreement with Legend Spa, under which Legend Spa will receive 6% of the beauty center’s gross cash sales, net of sales tax as management service fee.

On March 4, 2011, the Company made a capital contribution of approximately $485,371 (RMB 3.2 million) through one of its wholly owned subsidiaries Mege Union Hong Kong into a 40% owned joint venture. The joint venture was set up pursuant to a Join Venture Agreement entered into by Mege Union Hong Kong and several individuals for the purpose of acquiring 100% of the equity interest in two fitness center in Hang Zhou which are currently minority-owned and ran by the Company through management agreements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations relates to the period ended February 28, 2011 and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.  Unless otherwise indicated, all amounts herein are expressed in US Dollars. This discussion contains certain forward-looking statements that involve significant risks and uncertainties. Our actual results and the timing of certain anticipated events could differ materially or perhaps substantially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this report and in our other filings with the Securities and Exchange Commission.

Unless the context otherwise provides for in this Quarterly Report on Form 10-Q, the terms “the Company,” “SOKO” “we,” “us,” and “our” collectively refer to:

(i)	SOKO Fitness & Spa Group, Inc., a Delaware corporation, together with its wholly-owned subsidiary Wealthlink Co., Ltd., a Cayman Islands company (“Wealthlink”);

(ii)
Wealthlink’s wholly-owned subsidiaries, Hong Kong Grace Cheer Limited, a Hong Kong company (“Grace Cheer”), Mege Union (Hongkong) International Group Limited (“Mege Union Hong Kong”), a Hong Kong company, Liaoning Union Beauty Management Ltd., a PRC company (“Liaoning Union”) and Harbin Mege Union Beauty Management Ltd., a PRC company (“Mege Union Harbin”);

(iii)	Mege Union Hong Kong’s wholly-owned subsidiary Sike Software Development Co., Ltd, a PRC Company (“Sike”);

(iv)	Liaoning Union’s two fully owned subsidies, Dalian Meijia Beauty Co., Ltd and Shenyang Legend Beauty Management Co., Ltd;

(v)	Mege Union Harbin’s eight subsidiaries (3 of which are wholly owned and 5 of which are majority owned by Mege Union); and

(iv)	Mege Union Harbin’s variable interest entity (“VIE”), Queen Group.

Grace Cheer and Sike have not started operations as of the date of this report.

For purposes of this Quarterly Report on Form 10-Q, the Queen Group is defined to include, as of February 28, 2011, each of the follow entities: Harbin Huang Emperor & Golden Gym Club Co. Ltd., Harbin Queen Beauty Demonstration Center, Harbin Daoli Queen Demonstration Beauty Parlor, Harbin Nangang Mengke Lady Beauty Parlor, Shenyang Beauty Demonstration Center, Harbin Queen Beauty Clinic and Harbin Queen Beauty Vocational Skill Training School.

Overview

We operate distinctive fitness centers, beauty salons and spas in key cities in Northeastern China as well as in Beijing, Hangzhou (Zhejiang Province) and Zhengzhou (Henan Province).  As of the date of this report, operate a total of 32 facilities; 21 of these facilities are wholly-owned, 6 are majority owned, and 5 are minority owned and operated by us under management agreements. Our goal is to provide programs, services and products that combine exercise, education and nutrition to help our members and clients achieve their fitness and beauty goals, to help them lead a healthy way of life and to achieve a richer lifestyle.

We continued to implement our growth and expansion plans during the quarter ended February 28, 2011 (which ends on May 31, 2011).  During such the quarter, we opened a total of eight new facilities, and four of them are wholly owned facilities, including two beauty salons in Hangzhou, a fitness center in our headquarters city of Harbin (Heilongjiang Province) and our third beauty salon in Shenyang (Liaoning Province).  We also opened additional four facilities which are minority owned and managed by us through management agreements including a beauty salon in Harbin and a yoga center in Zhengzhou and two fitness centers in Hangzhou.  Under the management agreements, we will receive 6% of the beauty or fitness center’s gross cash sales net of sales tax as management service fees. These fees are recorded as “Other Income” in the Statements of Operations.

In addition to these new openings, in September 2010, we entered into a five year cooperation and revenue-sharing agreement with Bin Xian Vocational Technology and Education Center (“Bin Xian”), which is located in suburban Harbin.  Under the agreement, we will provide products and personnel to Bin Xian for training and education programs in skincare, hair styling, cosmetology and facial treatments. Revenues from tuitions will be shared 60% by Bin Xian and 40% by SOKO and revenues from sales of products to students, as well as the associated product costs, will be shared equally by SOKO and Bin Xian.  This venture has not (nor is it expected to) add materially to our top line revenues, but we believe that it offers an opportunity to further broaden our brand name within the spa and beauty community in China.

Also, on May 1, 2010, we entered into an agreement with Shanghai Ouhua Medical Equipment Co., Ltd. (“Ouhua”) to set up a joint venture company, Harbin Meiju Technology Development Co., Ltd (“Meiju”), in which Mege Union and Ouhua will hold, respectively, 51% and 49% of the equity interest of Meiju. Meiju will provide non-surgical medical beauty services, such as laser treatment, skin filling and wrinkle removal. We believe this joint venture will increase our presence in medical beauty segment and expand our current services by cooperating with Ouhua, which is a reputable and experienced medical beauty services and equipment provider. As of the date of this report, Mege Union has contributed approximately $75,000 to Meiju.  Meiju is in the process of applying business license and has not commenced business operations.

We have been focusing our marketing efforts in relatively economically established “second tier” cities in China and aiming to build market share in these second tier cities.  We believe this strategy will help us accelerate our growth and expansion, build economies of scale, establish barriers to entry for our competitors and avoid possible negative impact resulting from possible initial operating losses from new facilities.  We also have opened and plan to continue to open facilities in luxury hotels and similar facilities such as our Beijing Lea Spa.

For the remainder of fiscal 2011 (ending May 31, 2011), we plan to continue to implement our strategies of positioning SOKO as a provider of high-end professional services to the emerging middle class in China, to train and retain high quality professionals through our Beauty School, to provide high-quality, high-end, specialized services to our customers, maintain a high retention rate, and to reduce our costs by leveraging economies of scale through the opening of new facilities. Our goal is to open a total of 16 new facilities during its fiscal year ending May 31, 2011 through construction, acquisition or management agreements. We have opened 12 new facilities in the nine months ended February 28, 2011 and have four new facilities under construction or engaged in pre-opening sales activities, including two in Shenyang, one in Hangzhou and one in Beijing.  All four new facilities will be wholly-owned by us.

As we continue to undertake the development and growth of our business, we believe we will incur a significant increase in our operating expenses, mainly due to construction costs, increased rent expenses, salaries and benefit costs and sales commissions.  We expect to fund our operations and these new facility openings with current operating cash flow, cash flow from organic growth and short-term and long-term bank loans as well as the proceeds from our $10 million private placement that we undertook in April 2010.

For the three months ended February 28, 2011, our beauty and spa operations accounted for approximately 83% of our revenue while fitness operations accounted for approximately 17% of our revenue.  For the nine months ended February 28, 2011, our beauty and spa operations accounted for approximately 81% of our revenue, and fitness operations accounted for approximately 19%.   We expect that this trend will remain relatively stable.

Our working capital is used for operational costs, the development of new facilities, and other capital expenditures necessary to maintain existing facilities.  Historically, we have satisfied our working capital needs through cash from operations which mainly come from non-refundable membership fees and prepaid non-refundable fees for membership and/or treatments and various short-term or long term borrowing arrangements.   Membership fees for members who pay monthly are recognized in the period in which facility access is provided. The membership fees for all fitness centers other than Yoga Wave centers (which includes Yoga Wave, Yoga Wave II, Yoga Wave Harbin and Yoga Wave Westin) and the membership fees from members of our Yoga Wave centers who pay their monthly membership fees up-front (both new membership sales and membership renewals) as well the non-refundable initial membership fees payable by the members of our Yoga Wave centers are amortized over the period of the contract commencing with the first month of the new member contract or renewal contract, as applicable.  All sales of prepaid spa treatments are recorded as deferred revenue upon initiation and are recognized proportionally when each treatment is provided.

Based on our current membership and client level and fee structure (including the acceptance of members of our fitness centers to prepay their membership fees for the full term of their membership), available short-term or long term bank loans and past experience with respect to membership and client increase, we believe that our existing cash reserves, cash flow provided by short-term or long term loans, and cash flow from operations are sufficient to support annual growth in the number of memberships and clients and a number of facilities similar to our growth in these areas in the past for approximately two (2) years as well as our planed new openings for the remainder of fiscal 2011 and 10-15 new openings in fiscal year 2012.  However, we might need additional financing in the form of debt, equity or convertible security offerings to fund our organic and acquisitive growth in the future as we open more facilities and expand our locations.  In order of priority, with current operating cash flow, we have prioritized our potential growth, focusing on the opening of new facilities first.  Any additional capital expenditures are made first to upgrade our existing facilities to attract new members and clients and then to acquisitions of facilities from other parties.  As we identify potential acquisition targets that fall within our target demographic, we may pursue sources of additional capital through various means, including joint venture projects and debt or equity financings in an effort to accelerate our growth.

We have access to short-term and long-term lending facilities which are used to support our organic growth in the future.  We have a loan of $1,521,690 with Shanghai Pudong Development with a one year term to August 30, 2011 at a fixed interest rate of 0.4364% per month. During the quarter ended February 28, 2011, we entered into long-term revolving credit lines with an aggregate amount of $1,521,690 with Bank of Harbin with a three years term from November 29, 2010 to November 28, 2013 at an interest rate same as the rate provided by the People’s Bank of China on the day when we draw down the loans. As of February 28, 2011, the interest rate set by the People’s Bank of China is 0.5083% per month. We also have short-term loans of $2,282,536 with Bank of Harbin with a one year term to November 25, 2011 at a fixed interest rate of 0.6023% per month.

Proceeds from our short and long term loans are used for daily operations. We are current with all obligations under the terms of these loan facilities and not in breach of any covenant thereof. Based on our loan performance and good relationship with Shanghai Pudong Development Bank, we believe that Shanghai Pudong Development Bank is likely to renew our current short-term loan(s) and/or provide new short-term loans with a maximum total amount of approximately $5 million in the future.

All of the members of our fitness centers other than Yoga Wave centers are required to prepay, on a non-refundable basis, their membership fees for the entire term for which they sign-up. Approximately 44% of our members of our Yoga Wave centers choose to prepay, on a non-refundable basis, their monthly membership fees for the full term of their membership. The clients of our beauty salons and spas, to the extent they purchase multiple treatments, are required to prepay on a non-refundable basis for all treatments and products used for those treatments. We expect to be able to prepay bank loans from such fees.

Results of Operations

For the Three Months Ended February 28, 2011 Compared to Three Months Ended February 28, 2010

	Three Months Ended February 28
			$	%
	2011	2010	Change	Change
Revenues
Beauty
-Professional Services	$6,131,497	$4,679,240	$1,458,259	31.20%
-Sales of Product	2,332,302	1,359,201	974,429	71.76%
-Tuition	69,643	341,202	(280,336)	(80.10)%
Fitness
-Membership Fees	1,749,339	1,707,959	42,827	2.51%

Total Revenues	10,282,781	8,087,602	2,195,179	27.14%

Cost of Sales	3,264,885	2,293,963	970,922	42.33%
Gross Profit	7,017,896	5,793,639	1,224,257	21.13%

Operating Expenses	4,041,561	3,107,666	933,895	30.05%

Income Tax Provision	13,175	14,337	(1,162)	(8.10)%

Net Income Attributable to SOKO Fitness &Spa Group, Inc.	$3,028,254	$2,706,069	$322,185	11.91%

Revenues:

Revenues for the three months ended February 28, 2011 increased by approximately $2.2 million or 27.14% to $10.3 million as compared to $8.1 million for the three months ended February 28, 2010. Our sales growth was driven by expansion of our facilities and services. During the three months ended February 28, 2011, we opened eight new facilities. We did not increase our prices from period to period, and our sales growth is driven by increasing sales from our existing members and clients, sales of add-on services to members and clients and our continued efforts to add new members and clients in new and existing facilities. Compared to the same period of 2010, beauty and spa revenues increased 40.34% and fitness and yoga revenues increased 2.51%. Other revenues, which consist of beauty school tuition and related student surcharges, decreased 80%, because we offered fewer classes to the beauty school students and provided more internal training to our employees in the quarter ended February 28, 2011.

As of February 28, 2011 and May 31, 2010, our fitness centers memberships and our spa and beauty salons clients were as follows:

	As of
	February 28,	May 31,
	2011	2010

Fitness Memberships	22,979	18,128
New Memberships	1,064	8,119
Old Memberships that were renewed	21,915	10,009
Memberships that were not renewed	804	2,991

Beauty Salon and Spa Clients	27,093	21,192
New Clients	1,052	3,699
Recurring Clients that purchased additional treatments	26,041	17,493
Clients that did not purchase additional treatments	650	2,007

Cost of Sales:

Cost of sales, which consists of costs of the products sold and used and services provided and costs of direct labor and overhead, was approximately $3.3 million for the three months ended February 28, 2011 as compared to $2.3 million for the same period ended February 28, 2010. Cost of sales as a percentage of revenue increased from 28.36% to 31.75% as compared to the prior comparative period due to newly opened facilities which have lower sales volume. In the three months ended February 28, 2010, there were eight new facilities in total opened and our cost of sales was increased by such expansion of our facilities and services. Cost of sales for fitness and yoga increased by $0.28 million or 44% from $0.64 million to $0.93 million and cost of sales for beauty and spa increased by $0.69 million or 42% from $1.65 million to $2.34 million.

Gross Profit:

As a result of the above, we achieved gross profit of approximately $7.0 million for the three months ended February 28, 2011, compared with approximately $5.8 million for the same period of the previous year, representing an approximately 21% period to period increase. The increase was mainly attributable to our expansion of facilities, the increasing number of clients and members in our existing facilities and the new services we provided. Our overall gross profit margin as a percentage of revenue was 68% for the three months ended February 28, 2011 compared to 72% of the same period of the previous year. The gross margin was slightly higher in the previous period due to the fact that we have new openings in this quarter which have lower revenue. Gross profit for fitness and yoga decreased by $0.24 million or 23% from $1.06 million to $0.82 million and gross profit for beauty and spa increased by $1.46 million or 31% from $4.73 million to $6.2million.

Operating Expenses:

Our operating expenses, which consist primarily of commissions for sales representatives, rent expense, depreciation expense and salaries and employee benefits for administrative staff, increased by approximately $0.9 million to $4.0 million for the three months ended February 28, 2011 from $3.1 million for the same period of the previous year. This 30% increase was mainly attributable to the increase in the expense associated with the opening of new facilities. Compared with the three months ended February 28, 2010, we opened four more new spa and four more new fitness centers in the three months ended February 28, 2011.  For our facilities which are more than one year old, the operating expense as the percentage of revenue was stable at 19%, while for the newly opened facilities, which have lower sales volume, the operating expenses as the percentage of revenue was much higher. In the quarter ended February 28, 2011 the operating expenses as the percentage of revenue was 103%.  Operating expenses for fitness and yoga increased by approximately $0.6 million or 44% from $1.4 million to $2.0 million and operating expenses for beauty and spa increased by approximately $1.0 million or 88% from $1.2 million to $2.2 million.

Other Income (Expense):

Other income (expense) consists primarily of management services fees, income from selling sport clothes, beverages and locker rentals. Other expense consists primarily of interest expense, donations and other miscellaneous expenses. Other expense for the three months ended February 28, 2011 was $13,404 compared to other income of $40,667 for the same period of the previous year.  This difference was mainly attributable to income generated from management fees from our newly opened four facilities, including one beauty salon, a yoga center and two fitness centers, offset by an increase in interest expense, bank charges and foreign exchange losses.  In the quarter ended February 28, 2011, we entered into management agreements with four newly opened facilities, entitling us to receive 6% of gross cash sales net of sales tax as management service fees from these facilities. Other income for fitness and yoga increased by $0.15 million from $0.04 million to $0.11 million and other income for beauty and spa decreased by $0.19 million from $0.08 million to $0.11 million.

Provision for Income Tax:

Our provisions for income taxes for the three months ended February 28, 2011 and 2010 were $13,175 and $14,337, respectively, a decrease of $1,162 from period to period. The decrease in the income tax provision was largely because the revenue from one of our beauty and spa facilities is now being taxed at a much lower rate due to the implementation of our new tax planning strategy which separates our beauty and spa facilities from our fitness centers starting in May 2009. The new tax rate which started to apply to our beauty and spa facilities in December 2010 was much lower than the tax rate applies to our fitness centers.

Net Income Attributable to SOKO Fitness & Spa Group, Inc.:

Net income attributable to SOKO Fitness & Spa Group, Inc. for the three months ended February 28, 2011 increased by approximately $0.32 million to $3.03 million as compared to $2.71 million for the same period of the previous year, representing an 11.9% period to period increase. This increase was mainly attributable to a 27% increase in revenues due to increased facilities and increased membership and number of clients, offset by the increase in amortization of leasehold improvement, rental expenses for new facilities and expenses relating to opening new facilities.

Foreign Currency Translation Adjustment attributable to SOKO Fitness & Spa Group, Inc.:

The foreign currency translation adjustment attributable to SOKO Fitness & Spa Group, Inc. increased by $775,878 from $3,073 for the three months ended February 28, 2010 to $778,951 income for the three months ended February 28, 2011. The foreign currency translation adjustment reflects the changes in the exchange rate of the Renminbi against the U.S. dollar.

For the Nine Months Ended February 28, 2011 Compared to the Nine Months Ended February 28, 2010

	Nine Months Ended February 28
			$	%
	2011	2010	Change	Change
Revenues
Beauty-
-Professional Services	$18,361,775	$13,858,681	$4,503,094	32.49%
-Sales of Product	5,002,734	3,257,479	1,745,255	53.58%
-Tuition	277,429	1,129,009	(851,580)	(75.43)%
Fitness-
-Membership Fees	5,603,472	3,686,116	1,917,356	52.02%

Total Revenues	29,245,410	21,931,285	7,314,125	33.35%

Cost of Sales	9,547,417	6,745,707	2,801,710	41.53%
Gross Profit	19,697,993	15,185,578	4,512,415	29.72%

Operation Expenses	10,548,698	7,007,425	3,541,273	50.54%

Income Tax Provision	31,832	62,241	(30,409)	(48.86)%

Net Income attributable to SOKO Fitness &Spa Group, Inc.	$9,313,891	$8,310,295	$1,003,596	12.08%

Revenues:

Revenues for the nine months ended February 28, 2011 increased by approximately $7.3 million, or 33.35%, to $29.2 million as compared to $21.9 million for the nine months ended February 28, 2010. Our sales growth was driven by expansion of our facilities and services. During the nine months ended February 28, 2011, we opened twelve new facilities.  We did not increase our prices from period to period, and our sales growth was driven by increasing sales from our existing members and clients, sales of add-on services to members and clients, openings of new facilities and our continued efforts to add new members and clients in our existing facilities. Compared to the same period of 2010, beauty and spa revenues increased 36.51% and fitness and yoga revenues increased 52%. Other revenues, which consist of beauty school tuition and related student surcharges, decreased 75.43%, because we offered fewer classes to the beauty school students while we provided more internal training to our employees during the nine months period ended February 28, 2010.

Cost of Sales:

Cost of sales, which consists of costs of the products sold and used and services provided and costs of direct labor and overhead, was approximately $9.5 million for the nine months ended February 28, 2011 as compared to $6.7 million for the same period ended February 28, 2010, representing a 41.53% period to period increase. Cost of sales as a percentage of revenue increased from 30.76% to 32.65% as compared to the prior comparative period due to newly opened facilities which have lower sales volume. In the nine months ended February 28, 2011, there were twelve new facilities opened and our cost of sales was increased by such expansion. Cost of sales for fitness and yoga increased by $1.33 million or 86 % from $1.56 million to $2.89 million and cost of sales for beauty and spa increased by $1.47 million or 28% from $5.18 million to $6.65 million.

Gross Profit:

As a result of the above, we achieved gross profit of approximately $19.7 million for the nine months ended February 28, 2011, compared to approximately $15.2 million for the same period of the previous year, representing an approximately 29.7% period to period increase. The increase was mainly attributable to our expansion of facilities, the increasing number of clients and members in our existing facilities and the new services we provided. Our overall gross profit margin as a percentage of revenue was 67.35% for the nine months ended February 28, 2011 compared to 69.24% of the same period of the previous year. The gross margin was slightly higher in the nine months ended February 28, 2010 due to due to the fact that we have more new opening and the new facilities have lower revenue. Gross profit for fitness and yoga increased $0.58 million or 27% from $2.13 million to $2.71 million and gross profit for beauty and spa increased $3.93 million or 30% from $13.06 million to $16.99 million.

Operating Expenses:

Our operating expenses, which consist primarily of commissions for sales representatives, rent expenses, depreciation expense and salaries and employee benefits for administrative staff, increased by approximately $3.5 million to $10.5 million for the nine months ended February 28, 2011 from $7 million for the same period of the previous year. This 50.54% increase was mainly due to fact that we opened four more new spas and eight more new fitness centers in the nine months ended February 28, 2011 than in the nine months ended February 28, 2010.  For our facilities which are more than one year old, the operating expenses as the percentage of revenue was stable at 19%, while for the newly opened facilities, which have lower sales volume, the operating expenses as the percentage of revenue was much higher which was 86% for the nine months ended February 28, 2011. Operating expenses for fitness and yoga increased by $1.75 million or 64% from $2.75 million to $4.5 million and operating expenses for beauty and spa increased by $2.39 million or 69% from $3.46 million to $5.85 million.

Other Income (Expense):

Other income (expense) consists primarily of management service fees, income from selling sport clothes, beverages and locker rentals. Other expense consists primarily of interest expense, donations and other miscellaneous expenses. Other income for the nine months ended February 28, 2011 was $293,446 compared to $38,467 for the same period of the previous year. This difference was mainly attributable to increased sales volume of sport clothes and beverages relating to new customers and facilities, and the income generated from the management fees from our newly opened facilities, offset by increase in interest expense. In the nine months ended February 28, 2011, we entered into management agreements with five new facilities, entitling us to receive 6% of gross cash sales net of sales tax as a management service fee from these facilities. Other income for fitness and yoga increased by $0.43 million or 646% from $0.07 million expenses to $0.36 million income and other income for beauty and spa increased by $0.14 million or 133% from $0.1 million expense to $0.03 million income.

Provision for Income Tax:

Our provisions for income taxes for the nine months ended February 28, 2011 and 2010 were $31,832 and $62,241, respectively, a decrease of $30,409 from period to period. The decrease in the income tax provision was largely because the revenue from one of our beauty and spa facilities is now being taxed at a much lower rate due to the implementation of our new tax planning strategy which separates our beauty and spa facilities from our fitness centers starting in May 2009. The new tax rate which started to apply to our beauty and spa facilities in December 2010 was much lower than the tax rate applicable to our fitness centers.

Net Income Attributable to SOKO Fitness & Spa Group, Inc.:

Net income attributable to SOKO Fitness & Spa Group, Inc. for the nine months ended February 28, 2011 increased by approximately $1.0 million to $9.3 million as compared to $8.3 million for the same period of the previous year, representing a 12.08% period to period increase. This increase was mainly attributable to the 33.35% increase in revenues due to increased facilities and increased membership, offset by the increase in amortization of leasehold improvements, increased rental expenses for new and existing facilities and expenses relating to opening new facilities.

Foreign Currency Translation Adjustment attributable to SOKO Fitness & Spa Group, Inc.:

The foreign currency translation adjustment attributable to SOKO Fitness & Spa Group, Inc. increased by $1,850,991 from $7,767 for the nine months ended February 28, 2010 to $1,858,758 for the nine months ended February 28, 2011. The foreign currency translation adjustment reflects the changes in the exchange rate of the Renminbi against the U.S. dollar.

Liquidity and Capital Resources

The following table summarizes the cash flows for the nine months ended February 28, 2011 and 2010.

	Nine months ended February 28,
Net cash provided by (used in):	2011	2010

Operating activities	$19,993,526	$10,251,128
Investing activities	$(26,165,213)	$(7,327,509)
Financing activities	$3,257,845	$-

We have historically funded our operations primarily through bank loans and incoming cash from operations. Over the next twelve months, we intend to pursue organic and acquisitive growth in the future and increase our market share in China. We are also evaluating acquisition and consolidation opportunities in China’s fragmented fitness and beauty salon and spa industry. We believe that we have sufficient funds to operate our existing business for the next twelve months. However, in addition to funds available from our operating and bank loans, we may need external sources of capital in order to fund our expansion. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all and our inability to obtain such financing when needed could have a material adverse effect on our operations and growth prospects.

Net Cash Provided by Operating Activities

Cash provided by operating activities totaled $19.9 million for the nine months ended February 28, 2011 as compared to $10.25 million provided by the same period of the previous year. The increase in our cash provided by operations was primarily due to the increase of $1.26 million in our net income and the receipts of $9.51 million in deferred revenue, offset by $2.62 million in advance payments to suppliers. The increase of deferred revenue was mainly due to larger sales of pre-paid cards for our new facilities as well as the promotion of pre-paid card sales for our old facilities. The increase in advance to suppliers was due to increased advanced payments for purchase of equipment for newly opened facilities. We expect the advanced payments for purchase of equipment for each new opened facilitate to be between $0.3 million (RMB 2 million) and $0.4 million (RMB3 million) on average varying with the size of the facility.

Net Cash Used in Investing Activities

We invested approximately $26.2 million in fixed assets, construction in progress, software purchases and refundable investments deposits for new facilities during the nine months ended February 28, 2011 compared to $7.3 million in the same period of the previous year, as part of our development plan which includes purchases of a financial software system of $0.1 million, construction of new facilities in various locations of $12.4 million, advanced payment for construction in progress of $1.95, purchases of equipment for these new facilities of $8.5 million and an expenditures of $3.19 million in refundable investments deposits. The refundable investments deposits represent pre-opening expenses and lease improvements which were paid by the Company on behalf of new facilities which will be operated by the Company under management agreements or which the Company in the process of acquiring. The Company expects to spend approximately $7.0 million in construction of leasehold improvements and other related capital expenditure through the first quarter of 2012.

Net Cash Provided By Financing Activities

Cash provided in financing activities, net, totaled approximately $ 3.26 million for the nine months ended February 28, 2011 as compared to nil for the same period of the previous year. Cash used in financing activities represented the repayment of a short-term loan of $2.24 million to Shanghai Pudong Development Bank on November 24, 2010. Because of our timely repayment and our good relationship with Shanghai Pudong Development Bank, we were able to enter into a new loan of approximately $1.52 million in the nine months ended February 28, 2011 with Shanghai Pudong Development Bank. Cash provided in financing activities included the proceeds of loans with an aggregate amount of $3.7 million from Bank of Harbin in the nine months ended February 28, 2011. Cash provided by financing also included cash capital contribution by our partner who owns 49% of the equity interest in Beijing Lea Spa and proceeds of $250,000 from exercise of warrants to purchase 200,000 shares by one of our investors who participated in our April 2008 private placement.

Outstanding Indebtedness

Short and Long Term Loans Payable

We have access to short-term and long-term bank loans which are used to support our organic growth.  We have a loan of $1,521,690 with Shanghai Pudong Development Bank with a one year term until August 30, 2011 at a fixed interest rate of 0.4364% per month. During the quarter ended February 28, 2011, we entered into revolving credit lines with an aggregate amount of $1,521,690 with Bank of Harbin with a three years term from November 29, 2010 until November 28, 2013 at an interest rate same as the rate set by the People’s Bank of China as of the date when the Company draw down the loans, which as of February 28, 2011 was 0.5083% per month. We also have short-term loans of $2,282,536 with Bank of Harbin with a one year term until November 25, 2011 at a fixed interest rate of 0.6023% per month.

Other Factors Affecting Liquidity and Capital Resources

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

Refundable Deposits on Investments

We have made certain payments to various potential business partners in anticipation of future business co-operations or potential acquisitions. These payments are short-term in nature and free of interest. We have oral agreements with these potential business partners which allow a full refund if the potential business partnership or acquisition is not completed and we expect to be fully refunded if such business partnership does not work out.  As of February 28, 2011, those payments amounted to $2,706,546. We have evaluated the collectability of these payments and determined that no allowance is necessary.

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

Construction in Progress

Construction in progress represents direct costs of construction and design fees incurred on leasehold improvements for unopened facilities. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

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

According to ASC 740, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company reviewed the effect of applying this standard and no uncertain tax position at each of the balance sheet reporting presents.

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

Other Income

Other income includes management service fees earned from facilities which are minority owned and managed by SOKO through management agreements. Under the management agreements, 6% of the facilities’ gross cash sales net of sales tax are recognized as management service fees when the service are provided and payments are received. Other income also includes income from the selling sport clothes and beverage and is recognized when the products are delivered.

Fair Value of Financial Instruments

These fair value principles prioritize valuation inputs across three broad levels. The three levels are defined as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

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

The Company does not have any financial assets or liabilities that are carried at fair value at February 28, 2011 and May 31, 2010.  If the Company did have financial assets or liabilities that were carried at fair value, they would be classified, for disclosure purposes, based on the hierarchy levels as noted above.

New Accounting Pronouncements

There have been no new accounting pronouncements or changes applicable to the Company in accounting pronouncements during the three months ended February 28, 2011.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

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

As of February 28, 2011, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting.  This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principals (“GAAP”) standards, especially related to complicated accounting issues.  This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.  Additionally, the Company’s internal audit function is significantly deficient due to insufficient qualified resources and an appropriate system to perform such function. Therefore, the ability to prevent and control lapses and errors in our accounting function could not be rendered effectively.

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

Based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•
The Company has acquired a new financial software system that became operational during the quarter ended August 31, 2010.  Management believes that the use of this modern database-oriented financial and accounting system will improve our ability to perform detailed analysis and reporting and reduce the monthly, quarterly and annual information cycles as related to accounting and compliance reporting. For example, this software enabled management to commence segment reporting for the Beauty and Fitness segments starting in the quarter ended February 28, 2011 and to review certain additional information and financial performance separately for these two segments.  Accordingly, the Company has adjusted segment operating performance disclosures to include Beauty and Fitness operating results for the current and prior comparable quarter in this report.

•
The Company has engaged a third party consulting firm whose staff are knowledgeable in both Chinese GAAP and US GAAP to help the management to convert the financial records, which are maintained in accordance with Chinese GAAP into US GAAP for reporting purposes.  This consulting firm will also assist the Company in addressing the aforementioned deficiencies and provide general guidance on proper U.S. accounting practices and provide training to the Company’s accountant staff.

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

•
The Company is evaluating the roles of its existing personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of the Company’s accounting and internal control procedures.

•	The Company will increase its accounting and financing personnel resources, by retaining more U.S. GAAP knowledgeable financial professionals.

•
On September 23, 2010, the Company appointed a new independent director who is fluent in Mandarin to serve as Chairman of the Audit Committee of the Company’s Board of Directors effective as of October 6, 2010.  The Company believes this will facilitate better communication and implementation of proper procedures between Company management and the Audit Committee.

•	The Company engaged a nationally recognized accounting firm to provide guidance and support in the Company’s efforts to comply with PRC tax regulations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting subject to the above corrective actions with regard to significant deficiencies or material weaknesses that occurred during the fiscal quarter ended February 28, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On January 4, 2011, one of our former independent directors cashless exercised his options to purchase 45,788 shares of the Company’s common stock. The issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act as an exchange by the issuer with existing security holders.

On April 1, 2011, two of our investors who participated in April 2008 private placement cash exercised warrants to purchase an aggregate of 996,090 restricted shares of the Company’s common stock at $1.25 per share for gross proceeds of $1,245,113. The issuance of shares to these holders was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

On April 6, 2011, the Company issued 108,800 shares of common stock to E-Tech International, Inc. who cashless exercised a warrant to purchase 160,000 shares of common stock at the same day. The issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act as an exchange by the issuer with existing security holders.

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

SOKO FITNESS & SPA GROUP, INC.

April 14, 2011	By:	/s/ Tong Liu
Tong Liu Chief Executive Officer (Principal Executive Officer)

April 14, 2011	By:	/s/ Xia Yu
Xia Yu Chief Financial Officer (Principal Financial and Accounting Officer)